Form 10-K
period 2005-12-31
AMCOMP INC /FL
filed 2006-03-30
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

  (Mark One)
      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-51767

                                   ----------

                               AMCOMP INCORPORATED
             (Exact name of registrant as specified in its charter)

                      DELAWARE                          65-0636842
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)          Identification Number)

                              701 U.S. HIGHWAY ONE
                         NORTH PALM BEACH, FLORIDA 33408
                            TELEPHONE: (561) 840-7171
              (Address of registrant's principal executive offices
             and registrant's telephone number, including area code)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     ---------------------------------------
                     Common Stock, $0.01 par value per share

      Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |_| No |X| (the registrant has not
been subject to such requirements for 90 days)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act.

Large accelerated filer |_|    Accelerated filer |_|  Non-accelerated filer  |X|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of March 21, 2006, the registrant had 15,557,389 shares of common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 21, 2006 was approximately
$96,674,952. In determining this figure, the Registrant has assumed that all of the Registrant's directors and executive officers are affiliates. This assumption should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the Registrant.
This value as of June 30, 2005 was not applicable as the common equity of the registrant was not publicly traded as of June 30, 2005.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                  Outstanding at March 15
---------------------------------------         --------------------------------
Common Stock, $0.01 par value per share                 15,558,389 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                               PARTS INTO WHICH INCORPORATED
            --------                               -----------------------------
Proxy Statement for the 2006 Annual                Part III
    Meeting of Stockholders

================================================================================

                               AMCOMP INCORPORATED

                                      INDEX

PART I

PART II

   Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................38

   Item 6.  Selected Financial Data...........................................39

   Item 7.  Management's Discussion and Analysis of Financial Condition

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................88

   Item 9A.  Controls and Procedures..........................................88

   Item 9B.  Other Information................................................88

PART III

   Item 10.  Directors and Executive Officers of the Registrant...............89

   Item 11.  Executive Compensation...........................................89

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.......................................................89

   Item 13.  Certain Relationships and Related Transactions...................89

   Item 14.  Principal Accounting Fees and Services...........................89

PART IV

   Item 15.  Exhibits, Financial Statements and Schedules.....................90

 SIGNATURES..................................................................101

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We are a property and casualty insurer specializing in workers'
compensation insurance products that include a strong emphasis on value-added services to our policyholders. We offer insurance coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to provide to their employees who are injured in the course of their employment. In this Annual Report on Form 10-K, we use the terms "AmCOMP," "we,"
"our" and "us" to refer to AmCOMP Incorporated and its subsidiaries.

      We offer these products and services by emphasizing of our individual risk underwriting approach, and the loss prevention and claims management services we provide. We target employers that are safety conscious, demonstrate a strong commitment to loss prevention and have a favorable attitude toward the health and safety of their employees. We underwrite these risks on an individual basis, as opposed to following an occupational class-based underwriting approach, and consider many factors such as type of business, nature of operations, risk exposures and other employer-specific conditions. We try to avoid risks that have either a significant potential for severe losses, such as steel erectors, or a reduced opportunity to obtain an adequate rate, such as clerical workers.
In underwriting and pricing our policies, our goal is to maintain adequate premium levels commensurate with the risks we underwrite to earn consistent underwriting profits.

      Our loss prevention specialists provide various services for the classes of business that we underwrite. These services include identifying and eliminating unsafe working conditions, accident and illness prevention, safety awareness training and sound employee hiring practices. Our claims management services include return-to-work programs, case management by teams of registered nurses and experienced claims adjusters and management of medical provider services and billings.

      These consultative services result in added value to our insureds and their employees. In many cases, our services provide employers the opportunity to reduce their loss experience and their long-term net workers' compensation costs. Many of our competitors have greater financial resources or offer other lines of business and can offer their workers' compensation insurance at lower prices. We are able to compete primarily due to service and other value-based considerations, rather than solely on premium cost.

      Our proactive claims management strategy includes promoting prompt reporting of claims, obtaining appropriate medical care for injured workers and mandating early return to work programs for our policyholders. We believe this strategy leads to rapid claims closure and lower overall claims costs. We retain authority over underwriting, claims processing, safety engineering and policy auditing and do not delegate these responsibilities to third parties.

      We seek to establish long-standing relationships with our policyholders and agents. Our policyholders are primarily small to mid-sized businesses, those with annual premiums between $10,000 and $100,000 per year, and include selected classes of contractors, manufacturers and "main street" businesses such as retail stores and restaurants. Excluding the policies assumed from our participation in mandatory pooling arrangements implemented by certain states in which we operate, we had the following numbers of policyholders with an average premium per policy as of the dates set forth in the following table.

                                                December 31,
                          ------------------------------------------------------
                            2005        2004       2003        2002        2001
                          -------     -------     -------    -------     -------
Policy Count                9,790       9,599       8,691     10,552      11,334
Average Premium Size      $25,115     $25,455     $25,371    $19,989     $15,742

      Our management embarked on a growth and diversification strategy in 1999.
Until that time, we wrote business only in Florida. After the successful execution of this strategy, we currently focus on 11 states with Florida representing 40.3% of our 2005 direct premiums written. In all of the states in which we operate, a significant portion of total workers' compensation insurance premiums is written by numerous companies that individually have a small market share.

      Some companies require that their workers' compensation insurance carrier have a rating of at least "A-" from A.M. Best. Most of these companies are larger than the companies in our target market and generally do not meet our underwriting objectives. We have no current plans to request an A.M. Best rating, but we will continue to periodically review whether a rating would allow us to more profitability grow our business.

STRATEGY

      We plan to pursue profitable growth and favorable returns on equity through the following strategies:

      o     LEVERAGE EXISTING INFRASTRUCTURE. Since 1999, we have successfully expanded our operations across 11 targeted states. We have offices in 10 states, each of which we believe has been staffed to accommodate anticipated premium growth. We have grown our workforce
            86.1% since December 31, 1999 from 244 employees to 454 at December
            31, 2005. We believe that these initiatives have given us a fully-built, well-developed scalable infrastructure that will allow us to continue to lower our expense ratio as we grow our premium.

      o     EXPAND IN OUR EXISTING MARKETS. Our current market share in each of our states as measured by 2005 direct premiums written does not exceed 5.0%. Competition in our target markets varies by state and employer size. In all of the states in which we operate, a significant portion of total workers' compensation insurance premiums is written by numerous companies that individually have a small market share. We believe that the strength of our risk selection, loss prevention, claims management, and policyholder service positions us to profitably increase our market share in our existing markets.

      o     PRUDENT GEOGRAPHIC EXPANSION. While we are licensed in 22 states, we actively market our insurance in the 11 states that we believe provide the greatest opportunity for near-term profitable growth. We believe the net proceeds from our initial public offering will provide us with additional capital to increase the amount of insurance we are able to write in these and other states. We are evaluating a number of states for long term entry potential.
            Possible expansion states in the near term include Mississippi,
            Missouri, Arkansas and Minnesota, subject to compliance with applicable licensing requirements. We intend to continue to scrutinize carefully the potential for achieving underwriting profits and adequate returns on capital before expanding our business in existing or new states.

      o     EXCLUSIVE FOCUS ON WORKERS' COMPENSATION INSURANCE. Our operations are exclusively focused on providing workers' compensation insurance and related services to policyholders. We believe this focus enables us to better understand an employer's needs and potential risks in this industry relative to competitors who offer a broader range of insurance products. This focus also allows us to manage all aspects of our business to profitably serve this market.

      o     FOCUS ON UNDERWRITING PROFITABILITY. We intend to maintain our focus on underwriting discipline and profitability throughout market cycles. Our strategy is to focus on underwriting workers'
            compensation insurance and to maintain adequate premium rate levels commensurate with the risks we underwrite. We will also continue to strive for improved risk selection and pricing, as well as reduced loss frequency and severity of claims through comprehensive workplace safety reviews, rapid closing of claims through personal, direct contact with our policyholders and their employees, and effective medical cost containment measures.

WORKERS' COMPENSATION SYSTEM

      Workers' compensation is a statutory system under which an employer is required to pay for its employees' costs of medical care and other statutorily prescribed benefits for work-related injuries or illnesses. Most employers comply with this requirement by purchasing workers' compensation insurance. The principal concept underlying workers' compensation laws is that employees injured in the course of their employment have only the legal remedies available under those laws and do not have any other claims against their employers.
Generally, workers are covered for injuries that occur in the course and within the scope of their employment. The employers' obligation to compensate injured workers does not depend on any negligence or wrongdoing of the employer and exists even for injuries that result from the negligence or wrongdoing of others, including the injured employee. The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

      Workers' compensation insurance policies obligate the carrier to pay all benefits that the insured employer may become obligated to pay under applicable workers' compensation laws. Each state has a regulatory and adjudicatory system that:

      o     quantifies the level of wage replacement to be paid;

      o     determines the level of medical care required to be provided and the cost of permanent impairment; and

      o     specifies the options in selecting healthcare providers available to the injured employee or the employer.

      State laws generally require two types of benefits for injured employees:
medical benefits and indemnity payments. Medical benefits include expenses related to diagnosis and treatment of the injury and any required rehabilitation. Indemnity payments consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill this mandated financial obligation, virtually all employers are required to purchase workers' compensation insurance or, if permitted by their state, to self-insure. Employers may purchase workers' compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund (an entity that allows employers to obtain workers'
compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund) or may self-insure, thereby retaining all risk. Texas is the only state in which we operate that allows the policyholder to "opt out" of the workers' compensation no-fault system. When that option is elected, the policyholder either self-insures its risk or purchases disability type insurance for its employees.

      Workers' compensation premiums, which are paid by employers, are determined by the payroll generated by employers, the specific type of work that each employee performs and the employer's historical loss experience. Class codes are established by rating organizations, which categorize the types of tasks performed by employees. Each class code is then assigned a specific dollar rate depending on the propensity of an individual performing that job function to be injured at work. The more likely it is that an individual will be injured at work, based upon the hazards associated with performing that work, the higher the rate and thus the higher the premiums chargeable will be.

      DESCRIPTION OF OUR BUSINESS

      The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for each of the last three fiscal years:

                                                                  Year Ended December 31,
                                ------------------------------------------------------------------------------------------
                                         2005                               2004                             2003
                                -----------------------            ---------------------            ----------------------
                                                                   (Dollars in thousands)

Florida                         $108,995           40.3%           $92,278          35.5%           $80,847(1)        35.0%
Indiana                           32,954           12.2             33,935          13.0             33,280           14.4
Wisconsin                         31,572           11.7             27,980          10.8             19,678            8.5
Texas                             25,234            9.3             23,157           8.9             20,387            8.8
Tennessee                         19,203            7.1             24,918           9.6             19,068            8.2
Georgia                           12,911            4.8             17,873           6.9             15,246            6.6
Kentucky                          11,869            4.4              9,587           3.7              6,230            2.7
Virginia                           7,847            2.9             10,562           4.1             10,973            4.7
North Carolina(2)                  7,693            2.8              8,912           3.4             11,744            5.1
South Carolina                     6,808            2.5              8,341           3.2             11,342            4.9
Illinois(3)                        4,665            1.7              2,179           0.8              1,773            0.8
Other States                         580            0.3                451           0.1                515            0.3
                                --------       --------           --------      --------           --------       --------
TOTAL                           $270,331          100.0%          $260,173         100.0%          $231,083          100.0%
                                ========       ========           ========      ========           ========       ========

(1)   Due to the uncertainty created by the consent order of the Florida
      Commissioner of Insurance in November 2002 regarding possible rate adjustments, we intentionally reduced the premiums written during 2003. We resumed our usual underwriting practices as the legislative environment and pricing in Florida became more certain.

(2)   We were subject to a $12.0 million maximum on written premiums during the
      2002-2004 periods. Effective July 6, 2005, the maximum was removed.

(3)   We were subject to a $2.5 million maximum on written premiums in 2003 and
      2004. In 2005, the maximum was raised to $9.0 million.

      We have created a decentralized structure that we believe fully supports our philosophy of local people doing business with local people. When entering a new state, we first seek out qualified candidates who have developed relationships with independent insurance agents and businesses in the geographic area into which we would like to expand. Local management establishes its own underwriting targets and operating budgets, which are ultimately approved by our executive management. This bottom-up framework is important to our success, as we believe that local employees best understand the needs and concerns of the insurance agents and policyholders in the communities in which they work.

      We have offices in 10 of the 11 states in which we operate, from which our field underwriters, loss prevention professionals or claims personnel provide services to our agents and policyholders. For administrative purposes, we have grouped these states into four geographic regions. We perform all of our corporate accounting, regulatory compliance, human resources, executive management and information management technology functions from our principal executive offices.

      To ensure consistency of our underwriting, loss prevention and claims management philosophies throughout our company, we conduct at least two audits per year for underwriting and at least one audit per year for the other departments. Underwriting, loss prevention and claims management personnel from different states review a particular state's practices, files and philosophy.

      INSURANCE PRODUCTS AND PRICING

      Our products and rating plans encompass a variety of options designed to fit the needs of our policyholders and employer groups. Our basic product is a guaranteed cost policy, under which the premium for a policyholder is set in advance and varies based only upon changes in the policyholder's employee class codes and payroll. In return for payment of premium, we agree to assume statutorily imposed obligations of the policyholder to provide workers'
compensation benefits to its employees.

      Generally, premiums for workers' compensation insurance policies are a function of:

      o     the amount of the insured employer's payroll;

      o     the applicable premium rate, which varies with the nature of the employees' duties and the business of the employer; and

      o     factors reflecting the insured employer's historical loss
            experience.

      We write business in administered pricing and "loss cost" states. In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition generally is not permitted in these states and, consequently, policy dividend programs, which reflect an insured's risk profile, are an important competitive factor. Florida and Wisconsin are administered pricing states, while the other states in which we operate are loss cost states. In loss cost states, we have more flexibility to offer premium rates that reflect the risk we are taking based on each employer's profile.

      In Florida and Wisconsin, we offer dividend programs to eligible policyholders under which a portion of premium paid by a policyholder may be returned to it in the form of a dividend. Eligibility for these programs varies based upon the nature of the policyholder's operations, value of premium generated, loss experience and existing controls intended to minimize workers'
compensation claims and costs. We have four basic types of dividend plans:

      o     a "flat dividend," which provides for a dividend payment as a specified percentage of the policy premium, which we offer only in
            Wisconsin;

      o     a "sliding dividend," which provides for the dividend payment to be eliminated or increased depending on the net loss ratio of the policy;

      o     a combination flat and sliding dividend, which we offer only in
            Wisconsin; and

      o     a "group retention program," which provides for a dividend payment based upon the net loss ratio of the policy as well as the group of policies in a defined group dividend plan.

      Payment of the policy dividends specified in the dividend plan cannot be guaranteed and is at the discretion of the board of directors of the applicable insurance subsidiary and may be based upon:

      o     the individual policyholder's net loss ratio;

      o     the insurance subsidiary's overall net loss ratio; and

      o     the terms of the policyholder's dividend plan agreement.

      Generally, we pay dividends between four and 24 months after the applicable policy expires. Dividend policies represented 24.9% of our direct premiums written in force in 2005 and represented 21.1% in 2004. They represented 36.8% and 32.3% of direct premiums written in Florida, and 86.4% and
89.4% of direct premiums written in Wisconsin, in those periods, respectively.

      The Florida OIR allows insurers to charge a rate that exceeds the state-established rate when deemed necessary through its Consent to Rate program. Under this program, an insurer determines the additional premium, which, if accepted by the policyholder, is applied directly to the filed, published rate. Use of this program is limited to 10% of an insurer's policies written in Florida.

      In loss cost states, we determine insurance rates through a two-step process. First, the state approves a set of loss costs that provide for expected payments, which are prepared by an insurance rating bureau. An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates. In these states, regulators permit pricing flexibility primarily through (1) the selection of the loss cost multiplier and
(2) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

      o     type of work conducted at the premises or work environment;

      o     on-site medical facilities;

      o     level of employee safety;

      o     use of safety equipment; and

      o     policyholder management practices.

      In loss cost states, we use both variables to calculate a policy premium that we believe will cover the claim payments, losses and LAE, and company overhead and result in a reasonable profit for us.

      At December 31, 2005, we marketed and sold our insurance products through more than 3,000 independent insurance agents operating in more than 950 independent insurance agencies. During 2005, 244 agencies produced at least
$250,000 of gross premiums written for us. We seek to establish and maintain long-term relationships with the principals, producers and customer service representatives of independent agencies that will actively market our products and services. We do this by emphasizing superior service and offering financial incentives including commissions and bonuses, including contingent bonuses based on net loss ratios and premiums earned. No single agency representing us accounted for more than 10% of gross premiums written in 2005 or 2004.

      UNDERWRITING

      We do not use a class underwriting approach that targets specific classes of business or industries in which the acceptability of a risk is determined by the entire class or industry. Our underwriting strategy is to identify and target individual risks based on the individual characteristics of a prospective insured, although there are certain exposures that are either excluded or restricted which may result in account declination.

      Our field underwriters regularly visit agents and participate in presentations to insureds. Our field underwriters' extensive personal interaction with independent agents and policyholders has led to an enhanced understanding of the businesses we underwrite and the needs of prospective insureds. This allows us to apply subjective criteria when considering prospective insureds. Our field underwriters have the authority to underwrite risk while in the field. The underwriting authority of a field underwriter is subject to guidelines based on the specific experience of the field underwriter and the nature of the risk. The guidelines set forth the underwriting authority for each field underwriter based on his experience and demonstrated knowledge of the product and market. Risks outside a field underwriter's predetermined level of authority are referred to underwriting management for underwriting approval.
In assessing a risk and our ability to service the policyholder, the field underwriter and underwriting management will become familiar with the individual employer's business and consider many factors.

      In addition, the underwriter also evaluates losses in the employer's specific industry, geographic area and other non-employer specific conditions.
These and other factors are documented on our risk analysis worksheet and used to formulate projected loss experience for each individual account. Our risk analysis worksheet was created by our internal and independent actuaries to assist underwriters with their decision making process. The worksheet provides an estimate of the losses that will occur for each policy based on all available loss runs and an employer's payroll history. In addition, the worksheet contains the underwriter's documentation regarding his expectation of losses (which may be different than the worksheet estimate), the type of insured, the risks associated with the insured and the rationale behind his decision whether to quote the account. Our policy is that every account we underwrite is to have a completed worksheet in its underwriting file. Our reinsurers also review the worksheets during their underwriting reviews, which we believe is a valuable tool for them as it is evidence that we actively and thoroughly review each account before we underwrite it. Experience modification factors are applied to a policyholder's rate either to increase cost due to a history of prior losses or to reduce the cost of the policy due to favorable prior claims history. To ensure that we truly understand a prospective insured's business, any submission involving a state other than a field underwriter's own state must be referred to that state's underwriting management for underwriting approval. This allows us to make certain that state specific issues, market conditions, regulatory requirements and pricing requirements are monitored and applied by underwriters with expertise in a given state.

      Our underwriting strategy focuses on developing a relationship among insured, agent and us to promote account safety, long-term loyalty and continued
profitability. Our loss prevention professionals visit many policyholders, to ascertain the policyholder's willingness to comply with our underwriting and loss prevention philosophy. This philosophy includes adhering to early return to work programs and implementing recommended safety practices. To the extent we are permitted by law, we will cancel the policy of a policyholder that is not willing to comply with our philosophy. If we cannot cancel the policy, we will not renew it upon its expiration.

      We review our existing policies prior to renewal and when circumstances otherwise warrant. Policies with net loss ratios in excess of 40% are reviewed by our underwriting review team comprising representatives from all concerned departments. Each state has its own underwriting review team, which meets monthly. The team evaluates all aspects of a particular policyholder's operations, including financial stability, management control and claims history. Recommendations as to risk improvements or nonrenewal decisions are made by the team and conveyed to the agent and policyholder through the field underwriter and loss prevention professional assigned to the policyholder.

      We have no industry focus in targeting accounts. Our rates vary in accordance with the risk of injury and potential claim size in each of the industries we underwrite. The following table sets forth the percentage of our written premium by industry classification:

                                               Year Ended December 31,
                                     ------------------------------------------
NCCI Industry Group                  2005      2004     2003      2002     2001
-------------------                  ----      ----     ----      ----     ----
Contracting........................  43.7%     41.7%    41.7%     44.5%    43.8%
Goods and Services.................  26.5      26.4     27.5      25.4     25.8
Manufacturing......................  16.6      18.4     17.1      15.3     15.2
Miscellaneous......................   7.2       7.0      7.3       8.7      9.3
Office and Clerical................   6.0       6.5      6.4       6.1      5.9
                                     ----      ----     ----      ----     ----
Total..............................   100%      100%     100%      100%     100%
                                     ====      ====     ====      ====     ====

      The following table sets forth representative businesses for each of the industry groups listed above:

Industry Classification                  Representative Business
-----------------------                  -----------------------
Contracting...........................   artisan contractors (E.G., plumbers,
                                         electricians, painters and carpenters)
Goods and Services....................   retail stores
                                         restaurants
Manufacturing.........................   component manufacturers for larger
                                         products such as gear, pump, automotive
                                         part and computer component
                                         manufacturers
Miscellaneous.........................   drivers
                                         park employees
Office and Clerical...................   clerical office employees
                                         salespersons
                                         collectors

      LOSS PREVENTION

      Our loss prevention professionals serve as the cornerstone of our loss control strategy and we believe their consultative services are important to our policyholders. The purpose of our loss prevention group is to aid policyholders in preventing losses before they occur and in containing costs once claims occur. The group also assists our underwriting personnel in evaluating potential and current policyholders. We train employers in the details of workers'
compensation practices, safety and health techniques to reduce frequency and severity of injuries.

      Loss prevention services to our policyholders include education about:

      o     employee hiring and screening;

      o     new employee orientation for safety;

      o     hazard identification, elimination or control;

      o     development and implementation of drug- and alcohol-free workplaces;

      o     implementation of return to work programs for recovering employees;

      o     claims management; and

      o     care management.

      Loss prevention services to our underwriters include:

      o     evaluation of risk and continued insurability of existing
            policyholders; and

      o     evaluation of risk and initial insurability of prospective policyholders.

      Loss prevention services to our claims personnel include:

      o     assistance with return-to-work issues, including identification of light duty jobs;

      o     accident investigation; and

      o     job analysis.

      Our loss prevention professionals conduct surveys of prospective policyholders' operations to determine insurability of risks.

      CLAIMS MANAGEMENT AND MANAGED CARE

      We believe that a claims management strategy emphasizing the efficient and effective handling of reported claims is equally integral to our ability to reduce policyholders' overall losses. Our strategy is to team registered nurses with claims adjusters who have long-term experience in the workers' compensation system. By reducing the cost of claims, we ultimately help our policyholder reduce the cost of its workers' compensation insurance through lower experience modification factors.

      We provide our policyholders with an active claims management program and strive for rapid, reasonable closure of all claims. After we receive notice of a lost-time injury, our registered nurses or adjusters immediately contact the injured worker to assist with the injured worker's care and prompt return to work. If an injury is significant and meets specified criteria, we will assign a registered nurse to assist in the management of that claim. Working as a team with claims adjusters, our nurses direct and coordinate the medical treatment from inception until the medical component of the claim has been resolved. The same claims adjuster manages the claim until it is resolved.

      Claims can only be handled appropriately when adjusters and nurses have enough time to devote to each case. We believe that our claims handling procedures result in reduced insurance losses and lower litigation expenses. Our goal is to maintain a maximum of 125 lost-time claims per adjuster. We have hired local claims professionals in each region because we believe individuals familiar with the local regulations and healthcare providers are best qualified to handle local claims.

      Our injury notification call center operates 24 hours a day, seven days a week. To report a claim, policyholders call a toll-free number and receive immediate attention. We provide electronic reporting capability of injuries where required. To expedite our response, the appropriate regional claims department leader is immediately contacted when catastrophic claims are reported.

      We or our policyholders can select individual medical professionals from whom injured workers may receive care or can provide a panel of approved medical professionals from which one may be chosen in each state where we operate, except Texas, Kentucky, Illinois and Wisconsin. In Texas, since January 1, 2006, we have been able to provide a panel of approved medical professionals who shall be the exclusive medical professionals who may provide care to injured employees of our policyholders. In Kentucky, policyholders can recommend occupational physicians, but the injured worker has the ultimate choice in selecting the medical provider. Injured workers in Illinois and Wisconsin may seek treatment from their own medical professionals.

      We work regularly with local vendors, including attorneys, medical professionals and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs in each region and have established discounting arrangements with these groups. We use preferred provider organizations, bill review and utilization management to closely monitor medical costs and to verify that healthcare providers charge no more than reasonable and customary charges for the treatment rendered or adhere to an agreed upon fee schedule, as appropriate. By reducing expenses and achieving cost savings, we are able to provide injured workers access to quality medical treatment while charging lower premiums.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

      Accounting for workers' compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date. The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those previously estimated for a time period is known as "loss development." Development is unfavorable when losses close for more than the levels at which they were reserved or when subsequent estimates indicate a basis for reserve increases on open claims. Loss development, whether due to an increase in estimated losses, or a decrease in estimated losses, is reflected currently in earnings through an adjustment to incurred losses for the period in which the development is recognized. If the loss development is due to an increase in estimated losses, the previously estimated losses are considered
"deficient;" if the loss development is due to a decrease in estimated losses, the previously estimated losses are considered "redundant." When there is no loss development, the previously estimated losses are considered "adequate." In each of the last 10 years, we have had redundancy in our loss reserves, which we believe reflects our conservative methodology.

      We seek to provide estimates of loss reserves that equal the expected ultimate loss. Maintaining the adequacy of loss reserve estimates is an inherent risk of the workers' compensation insurance business. We use an independent actuarial consulting firm to assist in the evaluation of the adequacy of our loss reserves. Workers' compensation claims may be paid over a long period of time. Estimating reserves for these claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the loss. We endeavor to minimize this risk by closing claims promptly and by relying on the estimates of our professional claims adjusting staff, supplemented by actuarial estimation techniques. The two main components of loss reserves are: (1) case reserves for reported claims and (2) reserves for claims "incurred but not reported," or
IBNR. Case reserves are estimates of future claim payments based upon periodic case-by-case evaluation and the judgment of our claims adjusting staff. These case reserves are updated and reviewed continuously to reflect current information. IBNR is an actuarial estimate of claim payments for a particular time period that are not considered in the case reserve estimates. IBNR reserves, unlike case reserves, do not apply to a specific claim, but rather apply to the entire body of claims arising from a specific time period. IBNR primarily provides for costs due to:

      o     future claim payments and LAE in addition to case reserves due to unforeseen or unknown events;

      o     additional claim payments on closed claims;

      o     claims that have not yet been reported to us; and

      o     development on claims that have been reported to us, but not yet recorded in our ledger.

      Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim closure patterns under current facts and circumstances. We continually monitor loss development trends and data to establish adequate premium rates and reasonable loss reserves estimates. The adequacy of loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to the business, which we attempt to mitigate.
No assurance can be given whether the ultimate liability will be more or less than such estimates.

      Case reserves for reported claims are established on a claim-by-claim basis. Case reserve amounts are determined by our claims examiners, based on the examiner's judgment and experience, and on our reserving practices. Our reserving practices account for the type of risk, the circumstances surrounding the claim or policy provisions relating to type of loss and historical paid loss and LAE data for similar claims. Case reserves are not established for ULAE
(expenses incurred to manage claims but which cannot be allocated to a specific claim), and the entire reserve for ULAE is established primarily based upon our historical paid data. Our management and independent actuarial consulting firm regularly monitor reserve adequacy for losses that have occurred and been reported and we adjust such reserves as necessary.

      Loss and LAE reserves for IBNR are estimated based on many variables, including:

      o     historical and statistical information;

      o     inflation;

      o     legal developments;

      o     the regulatory environment;

      o     benefit levels;

      o     economic conditions;

      o     judicial administration of claims;

      o     general frequency and severity trends;

      o     medical costs; and

      o     other factors affecting the adequacy of loss reserves.

      Since 1992, we have retained an independent actuarial consulting firm to perform a comprehensive study of our IBNR reserves semi-annually. Our independent actuarial firm estimates IBNR three times annually (as of June 30,
September 30 and December 31). In this study, the consultant firm determines an estimate of IBNR by accident year for each state on both a gross and net of reinsurance basis. During the course of each study, our management and actuary review preliminary analysis and provide additional information and feedback that the consulting firm may use in its final analysis. We update our IBNR estimates based on the best estimate offered in the study. In addition, beginning with the quarter ended June 30, 2004, our internal actuaries perform quarterly estimates of IBNR using the same methods and practices used by our independent actuaries.

      Changes in our operations and management philosophy also may cause actual developments to vary from the past. A shift to underwriting more or less hazardous risk classifications, hiring of new claims personnel or changing claims servicing vendors and third party administrators may change rates of reserve development, payments and claims closings, increasing or decreasing claims severity and closing rates.

      Adjustments in aggregate reserves are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for several years or more, we do not discount loss reserves in our financial statements other than for select policies issued in the Texas region that have fixed or determinable future payments.

      The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis.

                                                                       Year Ended December 31,
                                                                      ------------------------
                                                                         2005          2004
                                                                      ----------    ----------
                                                                       (Dollars in thousands)

Unpaid losses and LAE at beginning of period                          $  297,698    $  251,122
Less reinsurance recoverables on unpaid losses                           107,155        94,427
                                                                      ----------    ----------
Net unpaid losses and LAE at beginning of the period                  $  190,543    $  156,695
                                                                      ----------    ----------

Losses and LAE, net of reinsurance, incurred in:
  Current year                                                        $  168,355    $  127,458
  Prior years                                                            (24,692)       (8,337)
                                                                      ----------    ----------
Total net losses and LAE incurred                                     $  143,663    $  119,121
                                                                      ----------    ----------

Deduct payments for losses and LAE, net of reinsurance related to:
  Current year                                                        $   48,299    $   25,951
  Prior years                                                             54,709        59,322
                                                                      ----------    ----------

Total net payments for losses and LAE during the current period       $  103,008    $   85,273
                                                                      ----------    ----------

Ending unpaid losses and LAE, net of reinsurance                      $  231,198    $  190,543
                                                                      ----------    ----------
Reinsurance recoverable on unpaid losses and LAE                          78,659       107,155
                                                                      ----------    ----------
Ending unpaid losses and LAE, gross of reinsurance                    $  309,857    $  297,698
                                                                      ----------    ----------

      We experienced reserve redundancies of $24.7 million and $8.3 million during the years ended December 31, 2005 and 2004, respectively. In addition to the redundancies, prior accident year losses were also reduced by $1.2 million and $2.5 million, respectively, from the Florida Special Disability Trust Fund, or SDTF, during 2005 and 2004 most of which related to losses from accident year
1997. When recovered, the SDTF receipts reduced our paid loss expenses. As collection from the SDTF is uncertain, we record these recoveries only when received and do not accrue for future recoveries in Florida. These recoveries reduce paid and incurred losses when received. We also recovered approximately
$1.0 million and $0.8 million, respectively, from South Carolina's fund in 2005 and 2004.

      The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, for the insurance subsidiaries for the 10 years ended December 31, 2005. These tables are presented on a GAAP basis. The top line of each table shows the reserve recorded at each year-end. Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of these tables (cumulative paid) present the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portions (reserves re-estimated) show the re-estimated amounts of the previously recorded reserve based on experience as of the end of each succeeding year. The re-estimate changes as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in the 1994 year will be reflected in the re-estimated ultimate net loss for each of the years thereafter. The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

                   1995     1996      1997     1998     1999     2000     2001     2002      2003     2004     2005
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------
                                                             (Dollars in thousands)

Net reserves
for losses and
loss adjustment
expenses
Originally
estimated         31,723   41,307    67,872   56,191   43,432   70,641   114,273  146,631   156,695  190,543  231,198
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------

Net cumulative
amounts paid as
of:
One year later     9,867   20,993    30,576   30,165    9,220   28,687    51,514   61,919    59,322    54709
Two years later   14,659   29,655    43,982   39,529   15,334   41,302    71,328   88,031    81,043
Three years
later             17,024   33,333    49,256   35,995   18,827   46,860    81,276  101,937
Four years later  18,380   34,341    51,337   35,062   22,207   50,281    87,829
Five years later  18,529   35,408    48,422   35,941   22,740   52,119
Six years later   19,142   32,803    48,169   35,439   23,135
Seven years
later             18,890   32,601    47,038   35,547
Eight years
later             18,447   32,611    46,809
Nine years later  18,523   32,563
Ten years later   18,398

Net reserves
re-estimated as
of:
One year later    28,483   42,737    67,613   55,445   45,191   81,707   113,857  145,613   148,358  165,851  231,198
Two years later   24,790   41,388    64,514   56,429   45,374   73,017   110,234  133,298   135,175
Three years
later             23,352   41,525    64,679   56,172   40,973   70,271   104,074  127,990
Four years later  23,368   42,792    64,749   52,435   39,615   63,590   101,011
Five years later  23,958   43,289    60,468   50,102   32,754   61,389
Six years later   23,914   39,467    58,288   43,371   30,720
Seven years
later             22,603   37,888    52,649   41,825
Eight years
later             21,463   35,601    51,377
Nine years later  20,299   35,110
Ten years later   20,075
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------

Net cumulative
redundancy:       11,648    6,197    16,495   14,366   12,712    9,252    13,262   18,641    21,520   24,692        0
                  ======   ======    ======   ======   ======   ======   =======  =======   =======  =======  =======

Gross
reserves--
December 31       36,087   45,382    86,511  117,520  133,803  151,693   198,954  227,714   251,122  297,698  309,857
Reinsurance
recoverables       4,364    4,075    18,639   61,329   90,371   81,052    84,681   81,083    94,427  107,155   78,659
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------

Net
reserves--
December 31       31,723   41,307    67,872   56,191   43,432   70,641   114,273  146,631   156,695  190,543  231,198
                  ======   ======    ======   ======   ======   ======   =======  =======   =======  =======  =======

Gross
re-estimated
reserves          31,185   50,686    75,596   87,145  108,916  156,240   180,844  206,031   230,932  270,833  309,857
Re-estimated
reinsurance
recoverable       11,110   15,576    24,219   45,320   78,196   94,851    79,833   78,041    95,757  104,982   78,659
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------
Net
re-estimated
reserves          20,075   35,110    51,377   41,825   30,720   61,389   101,011  127,990   135,175  165,851  231,198
                  ======   ======    ======   ======   ======   ======   =======  =======   =======  =======  =======

Gross reserves
for losses and
loss adjustment
expenses
Originally
estimated         36,087   45,382    86,511  117,520  133,803  151,693   198,954  227,714   251,122  297,698  309,857
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------

                                       11

                   1995     1996      1997     1998     1999     2000     2001     2002      2003     2004     2005
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------
                                                             (Dollars in thousands)

Gross
cumulative
amounts paid as
of:
One year later    10,047   21,500    34,118   42,298   45,026   68,631    64,480   71,578    75,217   88,128
Two years later   15,117   31,117    49,763   60,676   61,309   91,113    93,975  103,504   115,539
Three years
later             18,243   35,641    56,414   60,926   65,837  105,642   109,068  125,748
Four years later  19,720   37,132    60,259   60,561   76,254  112,271   122,011
Five years later  20,076   39,292    58,345   66,720   78,089  116,989
Six years later   21,446   37,255    62,756   66,221   80,255
Seven years
later             21,379   41,981    61,393   67,550
Eight years
later             25,375   41,815    62,208
Nine years later  25,199   42,904
Ten years later   26,211

Gross reserves
re-estimated as
of:
One year later    32,008   48,978    94,628  116,915  130,266  176,953   192,111  224,735   241,602  270,833  309,857
Two years later   29,157   55,940    91,504  115,139  126,840  166,521   189,484  207,293   230,932
Three years
later             32,161   56,074    92,157  105,894  117,039  166,918   179,673  206,031
Four years later  32,174   58,341    90,727   97,746  119,491  157,125   180,844
Five years later  32,851   59,239    83,783   97,881  109,879  156,240
Six years later   33,570   53,678    84,464   89,001  108,916
Seven years
later             31,241   55,302    77,643   87,145
Eight years
later             34,828   52,503    75,596
Nine years later  33,048   50,686
Ten years later   31,185
                  ------   ------    ------   ------   ------   ------   -------  -------   -------  -------  -------

Gross
cumulative
redundancy
(deficiency):      4,902   (5,304)   10,915   30,375   24,887   (4,547)   18,110   21,683    20,190   26,865        0
                  ======   ======    ======   ======   ======   ======   =======  =======   =======  =======  =======

SECOND INJURY FUNDS

      Many states have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Funding is provided either by assessments based on paid losses or premium surcharge mechanisms. The Florida second injury fund is referred to as the SDTF. The SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by those injured workers subsequent to their re-hiring. We are able to submit such second injury claims to the SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The SDTF stopped accepting new second injury claims for injuries that occurred after January 1, 1998. We bill the SDTF and receive reimbursements as we make payments on accepted claims. As of December 31, 2005, an additional $1.5 million for which we had submitted reimbursement claims had been accepted but not yet paid by the SDTF. As collection is uncertain, we record SDTF reimbursements only when received and do not accrue for future recoveries. We have submitted second injury claims to the Georgia, Texas and
South Carolina second injury funds. The relevant claims files are currently being reviewed by those states. Indiana and Illinois also have similar funds;
however, we have not submitted any second injury claims in those states. We recovered $2.2 million, $3.4 million and $1.5 million during 2005, 2004 and
2003, respectively, from the SDTF and other states' comparable funds.

REINSURANCE

      Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company. This arrangement is known as quota share reinsurance.
Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an "attachment level" or "retention" in return for a premium, usually determined as a percentage of the ceding company's primary insurance premiums. This arrangement is known as excess of loss reinsurance. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the outer limit of the program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurer's insolvency. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large, irregularly-occurring losses in the workers' compensation business, which would otherwise cause sudden and unpredictable changes in net income and capital of our insurance subsidiaries.

      Like other insurers, we have managed our risks in part through excess of loss and quota share reinsurance agreements. Reinsurance is used principally:

      o     to reduce net liability on individual risks;

      o     to provide protection for catastrophic losses; and

      o     to stabilize underwriting results.

EXCESS OF LOSS REINSURANCE

      Effective January 1, 2005, we entered into an excess of loss reinsurance treaty in various layers for losses in excess of a $2.0 million retention up to
$10.0 million in varying percentages from American Re-Insurance Company, rated
"A" by A.M. Best, Employers Reinsurance Corporation, rated "A" by A.M. Best, GE
Reinsurance Corporation, rated "A" by A.M. Best, Hannover
Ruckversicherungs-Aktiengesellschaft, rated "A" by A.M. Best, Aspen Insurance
UK, Ltd., rated "A" by A.M. Best, MJ Harrington Syndicate 2000, rated "A" by
A.M. Best, Liberty Syndicate, rated "A" by A.M. Best, and Max Re Ltd., rated
"A-" by A.M. Best. The premium for this agreement is equal to varying percentages of the direct premiums written subject to the agreement.

      Effective January 1, 2005, we entered into a catastrophe excess of loss reinsurance agreement with Axis Specialty Limited, rated "A" by A.M. Best,
National Union Fire Insurance Company of Pittsburgh, PA, rated "A+" by A.M.
Best, Hannover Ruckversicherungs-Aktiengesellschaft, rated "A" by A.M. Best, Max
Re Ltd., rated "A-" by A.M. Best, GE Reinsurance Corporation, rated "A" by A.M.
Best, MJ Harrington Syndicate 2000, rated "A" by A.M. Best, Liberty Syndicate, rated "A" by A.M. Best, and Aspen Insurance UK, Ltd., rated "A" by A.M. Best.
Under this agreement, we cede $10.0 million of ultimate net loss for any one occurrence in excess of $10.0 million per occurrence to the reinsurers. The premium for this agreement is equal to a percentage of the earned premium subject to the agreement.

      Both of our excess of loss reinsurance agreements are subject to various exclusions and limitations. These agreements nevertheless reduce our exposure not only to catastrophic claims, but also to any increased frequency of claims of intermediate severity that may result from economic, legal, regulatory or social changes.

      Effective January 2006, we entered into new excess of loss and catastrophe reinsurance treaties that are structured in various layers. These treaties are substantially comparable to our 2005 reinsurance treaties and carry reinsurance protection up to a maximum of $30.0 million per occurrence, subject to our retention of the first $2.0 million. There has been no material change in our
2006 reinsurance costs from our 2005 reinsurance costs.

QUOTA SHARE REINSURANCE

      Our practice is to select reinsurers with an A.M. Best rating of "A-" or better. Effective January 1, 2004, we entered into a 30% quota share reinsurance agreement with a company rated "A++" by A.M. Best. Under the agreement, we ceded
30% of the subject written premium (defined as gross premiums written less specific excess reinsurance premiums) in 2004, with a provisional ceding commission of 31%. The reinsurer's liability was limited to 130% of the gross earned reinsurance premium under any agreement year. In addition, the reinsurer's liability could not exceed the reinsurer's portion of the estimated net loss as evaluated and reported by us 24 months after the inception of each agreement year. This treaty was terminated for new and renewal business effective July 1, 2004. Furthermore, the remaining exposures for claims occurring prior to June 30, 2004 were commuted. Effective July 1, 2005, we terminated the quota share reinsurance that we maintained on a run-off basis for policies written prior to June 30, 2004.

      Although we did not enter into any quota share reinsurance for new and renewal business in 2005, we may determine to purchase such coverage in the future based upon our premium growth and capitalization and the terms of available quota share reinsurance.

RECOVERABILITY OF REINSURANCE

      In addition to selecting financially strong reinsurers, we continue to monitor and evaluate our reinsurers to minimize our exposure to credit risks or losses from reinsurer insolvencies. Reinsurance makes the assuming reinsurer liable to the ceding company, or original insurer, to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. Recent natural disasters, such as Hurricanes Katrina, Rita and Wilma have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers. If a reinsurer is active both in this market and in the workers' compensation insurance market, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers' compensation insurance losses. We regularly perform internal reviews of the financial strengths of our reinsurers. However, if a reinsurer is unable to meet any of its obligations to the insurance subsidiaries under the reinsurance agreements, our insurance subsidiaries would be responsible for the payment of all claims and claims expenses that we have ceded to such reinsurer. We do not believe that our insurance subsidiaries are currently exposed to any material credit risk.

      The availability, amount and cost of reinsurance are subject to market conditions and to our experience with insured losses. There can be no assurance that our reinsurance agreements can be renewed or replaced prior to expiration upon terms as satisfactory as those currently in effect. If we were unable to renew or replace our reinsurance agreements, or elect not to obtain quota share reinsurance:

      o     our net liability on individual risks would increase;

      o     we would have greater exposure to catastrophic losses;

      o     our underwriting results would be subject to greater variability;
            and

      o     our underwriting capacity would be reduced.

      Certain information regarding our ceded reinsurance recoverable is provided in the following table:

                                                                      As of December 31, 2005
                                                --------------------------------------------------------------
                                                                                          Ceding
                                                                              Unpaid    Commission
      Reinsurance Carrier                         Rating(1)    Paid Losses    Losses    Receivable     Total
--------------------------------------------    -----------     ----------  ----------  ----------  ----------
                                                                            (Dollars in thousands)

American Re-Insurance Company                        A          $       22  $    8,603  $        0  $    8,625
Aspen Insurance UK, Ltd.                             A                   9       1,171           0  $    1,180
Continental Casualty Company                         A               3,781      41,849           0  $   45,630
Employers Reinsurance Corporation                    A                  13       2,443           0  $    2,456
Everest Reinsurance Company                          A+                 74       2,129           0  $    2,203
GE Reinsurance Corporation                           A                  40       5,795           0  $    5,835
General Reinsurance                                  A++               408       5,897           0  $    6,305
Hannover Ruckversicherungs-Aktiengesellschaft        A                  22       4,591           0  $    4,613
Max Re Ltd.                                          A-                 11       3,555           0  $    3,566
Swiss Reinsurance America Corporation                A+                787       1,423           0  $    2,210
All others                                                              35       1,203          19  $    1,257
                                                                ----------  ----------  ----------  ----------
  Total                                                         $    5,202  $   78,659  $       19  $   83,880
                                                                ----------  ----------  ----------  ----------

(1)   A.M. Best's highest financial strength ratings ranges for insurance companies are "A++" and "A+" (superior) and "A" and "A-" (excellent).

INTERCOMPANY REINSURANCE POOLING AGREEMENT

      Our insurance subsidiaries are parties to an intercompany pooling agreement. Under such agreement, the results of underwriting operations of
AmCOMP Assurance are transferred to and combined with those of AmCOMP Preferred and the combined results are then reapportioned. For 2005, the proportions under the pooling agreement are as follows:

      o     AmCOMP Preferred--63%

      o     AmCOMP Assurance--37%

      Transactions under the pooling agreement are eliminated on consolidation and have no impact on our consolidated financial statements.

COMPETITIVE STRENGTHS

      We believe that we have the following competitive strengths:

      o     STRONG DISTRIBUTION RELATIONSHIPS. We have established strong relationships with our independent agents by emphasizing personal interaction, offering superior services and maintaining an exclusive focus on workers' compensation insurance. These agents are attracted to us because of the level of service we provide to them and our policyholders and our focus on small to mid-sized employers. Our field underwriters work closely with independent agents to market and underwrite our business. These underwriters regularly visit agents and participate in presentations to insureds. Our field underwriters' extensive personal interaction with independent agents and policyholders has led to an enhanced understanding of the businesses we underwrite and the needs of prospective insureds.

      o     SPECIALIZED UNDERWRITING APPROACH. We price our policies based on the specific risk associated with each potential insured rather than solely on the industry class in which such potential insured is classified. Our underwriters average more than 20 years of experience underwriting workers' compensation insurance. We believe our underwriting approach and experience have played pivotal roles in enabling us to outperform the workers' compensation insurance industry based on our accident year loss ratios.

      o     LOSS PREVENTION SERVICES. We believe the value-added services that we provide strengthen our relationships with our policyholders and enable them to reduce their losses from employee injuries. Loss prevention specialists conduct pre- and post-underwriting safety consultations with policyholders. They also develop and implement loss prevention programs for these customers. Our loss prevention personnel, who average more than 16 years of experience, conduct on-site evaluations for most of our policyholders annually.

      o     PROACTIVE CLAIMS MANAGEMENT. We provide our policyholders with an active claims management program and strive for rapid closure of claims. As of December 31, 2005, we had closed 97.6%, 98.9 % and
            98.8% of all reported claims for accident years 2004, 2003 and 2002, respectively. Our injury notification call center operates 24 hours a day, seven days a week so that injured workers and policyholders can report claims promptly. This enables our nurses or claims adjusters to conduct an injury assessment and begin to develop a program for treatment within 24 hours after notification. Our experienced claims adjusters average more than 16 years of workers'
            compensation insurance industry experience. Our policy is that each claims adjuster be responsible for a maximum of 125 open indemnity cases. This allows our claims adjusters to devote substantial attention to each claim and facilitates more effective claims management. Our registered nurses have an average of more than 25 years of nursing experience.

      o     STATE FOCUSED OPERATIONS. Our core operating philosophy is "local people doing business with local people." We currently focus on 11 states that we believe provide us with the greatest opportunity for near-term profitable growth. Our strategy in these states is executed by our regional presidents and their local teams who we believe have a deep understanding of the business climate and policyholder base and have strong relationships with agents operating in these states.

      o     PRUDENT RESERVING. Workers' compensation claims are often paid over a long period of time. We have demonstrated consistent success in estimating our liabilities for losses and LAE and establishing adequate reserves, despite challenges faced by the workers'
            compensation insurance industry. Our net loss reserves as of the end of each of the 10 years from 1995 to 2004 have proven to be redundant as developed through December 31, 2005, meaning that our reserves as originally estimated were higher than what our experience as of December 31, 2005 indicates.

      o     FOCUS ON SMALL TO MID-SIZED EMPLOYERS. We believe that we have achieved significant scale and profitability, throughout our 23-year history, by specializing on a target market of small to mid-sized businesses, principally employers with premiums between $10,000 and
            $100,000 per year. Based on our extensive experience with
            independent agents and employers in this market, we believe our target market is not subject to the same degree of price competition as larger accounts. Furthermore, we believe that employers in this size category are not as sensitive to A.M. Best ratings and that they value our service-oriented approach to business to a greater extent due to their limited resources.

      o     PROVEN LEADERSHIP AND EXPERIENCED MANAGEMENT TEAM AND EMPLOYEES. Our
            senior management team, consisting of Fred R. Lowe, as chairman of the board, president and chief executive officer, Debra
            Cerre-Ruedisili, as executive vice president, chief operating officer and director and Kumar Gursahaney, as senior vice president, chief financial officer and treasurer, has an average of 30 years of insurance industry experience and 23 years of workers' compensation insurance experience. We believe that hiring and retaining management and employees with insurance experience are crucial to our operating performance. We offer our employees a positive working environment and comprehensive benefits and incentives to remain with
            us.

COMPETITION

      The market for workers' compensation insurance policies is highly competitive. Our competitors include, but are not limited to, other specialty workers' compensation carriers, multi-line insurance companies, professional employer organizations, third party administrators, self-insurance funds, state insurance pools and, in Texas, "opt out" programs. Many of our existing and potential competitors are significantly larger and possess considerably greater financial and other resources than we do. Consequently, they can offer a broader range of products, provide their services nationwide, and/or capitalize on lower expenses to offer more competitive pricing. We compete with several national carriers including Zenith National Insurance Corporation, CNA Financial
Corporation, American International Group, Inc. and Liberty Mutual Group. In
many states, our most significant competitors are regional carriers. For example, in Texas, a major competitor is Texas Mutual, in Florida, our primary competitors are Summit/Bridgefield and FCCI and in Wisconsin, our primary competitors are United Heartland, Acuity, State Fund Mutual, West Bend Mutual,
General Casualty and Sentry. In Indiana, our principal competition is from
Amerisure and Indiana Insurance. In Tennessee, our main competition comes from
Acuity, Accident Fund, Bridgefield and Hartford.

      Competition in the workers' compensation insurance field is based on many factors, including:

      o     pricing (either through premium rates or dividends);

      o     level of service;

      o     insurance ratings;

      o     capitalization levels;

      o     quality of care management services;

      o     the ability to reduce net loss ratios;

      o     effective loss prevention; and

      o     the ability to reduce claims expenses.

In the 11 states in which we currently focus our operations, aggregate workers'
compensation direct premiums written totaled $15.9 billion in 2004. We believe roughly 29%, or $4.8 billion, of this amount pertains to business written from policyholders that have annual policy premiums between $10,000 and $100,000, which is our core policyholder base. We believe that our products and services are competitively priced. In Florida and Wisconsin, premium rates are fixed by that state's insurance regulators and are not a competitive factor. Insurers in those two states compete principally on policyholder dividends, the availability of premium payment plans and service. We also believe that our level of service, loss prevention programs, and our ability to reduce claims through our total care management strategy are strong competitive factors that have enabled us to retain existing policyholders and attract new policyholders. Also, over the long run, our services provide employers the opportunity to reduce their experience modification factor and therefore their long-term workers' compensation costs.

REGULATION

      GENERAL. Our insurance subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation varies by jurisdiction but typically involve:

      o     standards of solvency, including risk-based capital measurements;

      o     restrictions on the nature, quality and concentration of
            investments;

      o     restrictions on the types of terms that we can include in the insurance policies we offer;

      o     mandates that may affect wage replacement and medical care benefits paid under the workers' compensation system;

      o     restrictions on the way rates are developed and premiums are determined;

      o     the manner in which general agencies may be appointed;

      o     required methods of accounting;

      o     establishment of reserves for unearned premiums, losses and other purposes;

      o     limitations on our ability to transact business with affiliates;

      o     mergers, acquisitions and divestitures involving our insurance subsidiaries;

      o     licensing requirements and approvals that affect our ability to do business;

      o     compliance with medical privacy laws;

      o     potential assessments for the closure of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies; and

      o     the amount of dividends that our insurance subsidiaries may pay to us, the parent holding company.

In addition, state regulatory examiners perform periodic examinations of insurance companies. This regulation is generally intended for the protection of policyholders, not insurance companies or their stockholders. In general, state regulations governing workers' compensation systems and the insurance business impose restrictions and limitations on our business operations that are not imposed on unregulated businesses.

      PREMIUM RATE RESTRICTIONS. Among other matters, state laws regulate not only the amounts and types of workers' compensation benefits that must be paid to injured workers, but in some instances the premium rates that may be charged by us to insure employers for those liabilities.

      ADMINISTERED PRICING STATES. The regulatory agencies in Florida and
Wisconsin set the premium rates we may charge for our insurance products. The
Florida OIR approves manual premium rates for each of the approximately 650 employment classification codes prepared and filed by NCCI, the authorized state rating organization. In accordance with Florida's Consent to Rate program, we are authorized by law to deviate from these approved rates for up to 10% of the policies we write in Florida. The Florida Department of Financial Services,
Division of Workers' Compensation, regulates levels of benefit payments to injured employees. Similarly, Wisconsin's Department of Insurance sets standard rates for workers' compensation insurance.

      FINANCIAL, DIVIDEND AND INVESTMENT RESTRICTIONS. State laws require insurance companies to maintain minimum surplus balances and place limits on the amount of insurance a company may write based on the amount of that company's surplus. These limitations may restrict the rate at which our insurance operations can grow.

      State laws also require insurance companies to establish reserves for payments of policyholder liabilities and impose restrictions on the kinds of assets in which insurance companies may invest. These restrictions may require us to invest in assets more conservatively than we would if we were not subject to state law restrictions and may prevent us from obtaining as high a return on our assets as we might otherwise be able to realize.

      Under Florida law, without regulatory approval, an insurance company may not pay dividends or other distributions of cash or property, the total fair market value of which exceeds generally the lesser of 10% of surplus as of the preceding December 31st or 100% of its prior year's net income, not including realized capital gains, to its stockholders within a 12-month period. This may limit the amount of dividends that we receive from our insurance subsidiaries, which in turn may limit the amount of capital available to us for debt service, expansion, dividend payments to stockholders, if any, and other purposes. At
December 31, 2005, our insurance subsidiaries were authorized to pay approximately $9.6 million in dividends without additional regulatory approval.

      STATUTORY ACCOUNTING AND SOLVENCY REGULATIONS. State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles ("SAP"). SAP differs in a number of ways from
GAAP, which governs the financial reporting of most other businesses. In general, SAP financial statements are more conservative than GAAP financial statements, reflecting lower asset values, higher liability values and lower equity.

      State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose significant financial and operating restrictions on an insurance company that becomes financially impaired. Regulators generally have the power to impose restrictions or conditions on the following kinds of activities of a financially impaired insurance company: transfer or disposition of assets, withdrawal of funds from bank accounts, extension of credit or advancement of loans and investment of funds.

      The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of and by insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines, or the Model Laws,
have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model
Laws is a requirement for accreditation by the NAIC.

      Insurance operations are subject to various leverage tests, which are evaluated by regulators and rating agencies. Florida law requires the insurance subsidiaries to maintain a ratio of 1.25 times written premiums to statutory surplus of no greater than 10-to-1 for gross premiums written and no greater than 4-to-1 for net premiums written. Our premium leverage ratios as of December
31, 2005, on a statutory combined basis, were 3.6-to-1 and 3.5-to-1 on a gross and net premiums written basis, respectively.

      RISK-BASED CAPITAL REQUIREMENTS. The NAIC has adopted a risk-based capital, or RBC, formula to be applied to all insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2005, the total adjusted capital for AmCOMP
Preferred and AmCOMP Assurance was 781% and 882% over the authorized control level, respectively.

      The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company's total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

      o     The "Company Action Level" is triggered if a company's total adjusted capital is less than 200% but greater than or equal to 150%
            of its risk-based capital. At the "Company Action Level," a company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and
            200% of its risk-based capital is subject to a trend test. A trend test calculates the greater of any decrease in the margin (I.E., the amount in dollars by which a company's adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.

      o     The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 150% but greater than or equal to 100%
            of its risk-based capital. At the "Regulatory Action Level," the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

      o     The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 70%
            of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

      o     The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 70% of its risk-based capital, at which level regulatory authority is mandated to place the company under its control.

      IRIS RATIO. The Insurance Regulatory Information System (IRIS) is a system established by the NAIC. It was designed to provide state insurance departments with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. In the statistical phase of IRIS, 12 industry ratios are identified and an IRIS standard for each of the financial ratios is compared with a company's actual financial ratios. Unusual results on four or more ratios generally lead to further inquiries or review from individual state insurance commissioners. A ratio that falls outside the usual range is not considered a failing result.
Rather, unusual values are regarded as part of an early warning monitoring system. Financially sound companies may have several ratios outside the usual ranges because of specific transactions that have the effect of producing unusual results.

      As of December 31, 2005, AmCOMP Preferred had one ratio outside the usual range, as set forth in the following table.

                                        Actual
Ratio                    Usual Range    Results     Reason for Unusual Results
-----                    -----------    -------     --------------------------

AMCOMP PREFERRED

Investment Yield.....   4.5% to 10.0%      1.7%     Low investment yields due to
                                                    overall low market yields
                                                    and because statutory
                                                    accounting policies do not
                                                    recognize increases in the
                                                    value of AmCOMP Assurance as
                                                    investment income of AmCOMP
                                                    Preferred

      INSURANCE HOLDING COMPANY REGULATION. In addition to the regulatory oversight of our insurance subsidiaries, we are subject to regulation under
Florida insurance holding company laws that contain certain reporting requirements including those requiring us, as the ultimate parent company, to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. These laws contain special reporting and prior approval requirements with respect to transactions among affiliates.

      STOCK OWNERSHIP RESTRICTIONS. Florida insurance law prohibits any person from acquiring 10% or more of the outstanding voting securities of us or any of our insurance subsidiaries without the prior approval of the Florida OIR. Any person who acquires between 5% and 10% of the outstanding securities of us or any of our subsidiaries must file a disclaimer of control with the Florida OIR, provided that the acquiror is not going to participate in management or control.
If the acquiror is planning on participating in management or control, it must obtain prior approval from the Florida OIR for any acquisition exceeding 5%.

      In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action (including a possible revocation of our authority to do business) in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

      PRIVACY REGULATIONS. In 1999, the United States Congress enacted the
Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers.
We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health
Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for
Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information.
Our insurance subsidiaries have established procedures to comply with the
Gramm-Leach-Bliley related privacy requirements.

      FEDERAL LEGISLATIVE CHANGES. In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of
2002 (the "2002 Act") was enacted on November 26, 2002. The principal purpose of the Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with terrorism. Prior to the Act, insurance (except for workers' compensation insurance) and reinsurance for losses arising out of acts of terrorism were largely unavailable from private insurance and reinsurance companies.

      The program initiated by the 2002 Act applies to losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury.
In order to be certified as an act of terrorism under the 2002 Act, losses incurred as a result of the act are required to exceed $5.0 million, and the act may not be an act of domestic terrorism. In addition, such losses must arise out of an act of terrorism committed in the course of a war declared by the United
States Congress, except with respect to workers' compensation coverage. Under the 2002 Act, Federal reimbursement is subject to an annual aggregate limit of
$100.0 billion. Each insurer is responsible for a deductible based on a percentage of its direct premiums earned in the previous calendar year. Our 2005 deductible is equal to 15% of 2004 direct premiums earned, or approximately
$37.4 million. For losses in excess of the deductible, the Federal government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion. Insurers will not be liable for payments for any portion of losses in excess of the $100.0 billion annual limit.

      In December 2005, Presidential Bush signed into law the Terrorism Risk
Insurance Extension Act of 2005 (the "2005 Act"), which extends the 2002 Act for an additional two years to December 31, 2007. While the underlying structure of the 2002 Act was left intact, the 2005 Act makes some adjustments, including increasing the current insurer deductible from 15% of direct premiums earned to
17.5% for 2006, and 20% of such premiums in 2007. For losses in excess of the deductible, the Federal government still reimburses 90% of the insurer's loss, but the amount of Federal reimbursement decreases to 85% of the insurer's loss in 2007. After March 31, 2006, Federal reinsurance will only be available if industry aggregate insured losses from a certified act exceed $50.0 million. The program trigger increases to $100.0 million in 2007. When these increases take effect, insurers must still provide terrorism insurance for events causing losses up to that amount, even though Federal reinsurance is only available for events causing losses exceeding that amount.

      Under the 2005 Act, insurers must offer coverage for losses due to terrorist acts in all of their property and casualty insurance policies. The
2005 Act's definition of property and casualty insurance includes workers'
compensation insurance. Moreover, the workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts as well as nuclear, biological and chemical attacks. In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks. Therefore, acts of terrorism could adversely affect our business and financial condition.

      We do not believe that the risk of loss to our insurance subsidiaries from acts of terrorism is currently significant. Small businesses constitute a large proportion of our policies, and we avoid risks in high profile locations.
However, the impact of any future terrorist acts is unpredictable, and the ultimate impact on our insurance subsidiaries, if any, of losses from any future terrorist acts will depend upon their nature, extent, location and timing.

EMPLOYEES

      As of December 31, 2005, we had 454 employees, seven of whom were executive officers. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are excellent.

EXECUTIVE OFFICERS

      The following table provides information regarding our executive officers.
Executive officers serve at the pleasure of the board of directors.

Name                              Age  Position
----                              ---  --------
Fred R. Lowe.....................  71  Chairman of the Board and Director,
                                       President and Chief Executive Officer
Debra Cerre-Ruedisili............  50  Executive Vice President, Chief Operating
                                       Officer and Director
Kumar Gursahaney.................  50  Senior Vice President, Chief Financial
                                       Officer and Treasurer
Antonio Faillaci.................  60  Executive Vice President, Development
Timothy J. Spear.................  39  President, Mid-Atlantic Region
Lisa Perrizo.....................  40  President, Midwest Region
Colin Williams...................  54  President, Texas Region

      FRED R. LOWE has served as chairman of AmCOMP since September 2005 and has been AmCOMP's president, chief executive officer and a director of AmCOMP since
February 1997. He is the chairman of each of AmCOMP's subsidiaries. Mr. Lowe co-founded Florida Administrators, Inc. From 1992 until 1997, Mr. Lowe was an independent consultant, which included providing consulting services to Florida
Administrators from 1994 to 1997. From 1989 to 1992, Mr. Lowe held various executive positions with several financial service companies. Mr. Lowe assisted in the conversion of FACCA-SIF into a capitalized insurance company. He attended
Ohio University.

      DEBRA CERRE-RUEDISILI has served as executive vice president of AmCOMP since April 1997, chief operating officer since March 1998 and a director since
September 1998. Ms. Cerre-Ruedisili has served as a director of AmCOMP Assurance since September 1998 and as president and chief operating officer since January
2001. Ms. Cerre-Ruedisili has served as the president, vice chairman and a director of AmCOMP Preferred since January 2001, and as the chief operating officer since January 2003. Prior to joining AmCOMP, Ms. Cerre-Ruedisili served for 10 years as co-chief executive officer and chief operating officer of
MedView Services Incorporated, a managed care provider. From 1984 through 1987,
Ms. Cerre-Ruedisili served as the risk manager of Kmart Corporation. Prior to that, Ms. Cerre-Ruedisili was an attorney in private practice specializing in defense of workers' compensation claims and a workers' compensation claims adjuster and claims manager for Transamerica Insurance Group. Ms.
Cerre-Ruedisili served as a member of the Board of Governors of the Florida
Workers' Compensation Joint Underwriting Association from 1999 through 2003. Ms.
Cerre-Ruedisili has a B.A. in psychology from the University of Michigan and a
J.D. from the University of Detroit.

      KUMAR GURSAHANEY joined AmCOMP in December 2003 as assistant vice president, finance. He was appointed senior vice president, chief financial officer and treasurer of AmCOMP in July 2004. Mr. Gursahaney served as vice president and chief financial officer for the insurance operations at
Transportation Financial Group from November 2002 through November 2003 and as vice president and comptroller of the Domestic Brokerage Group of American
International Group, Inc. between 1986 and 1998. Prior to joining AIG, Mr.
Gursahaney was an Audit Senior in the New York office of Coopers & Lybrand (now
PricewaterhouseCoopers) from 1983 through 1986. Between 1998 and 2002, Mr.
Gursahaney was a private investor. He obtained a Bachelors degree in commerce, economics and accounting from the Sydenham College of Economics, Bombay, India.

      ANTONIO FAILLACI has served as executive vice president, development, since January 2006 and will assist in identifying markets into which AmCOMP may expand and coordinate such expansion with AmCOMP's regional president and regulatory and compliance departments. Prior to that, Mr. Faillaci served as executive vice president of AmCOMP and president, Mid-Atlantic region, of AmCOMP since December 2004 and as president, Midwest region, of AmCOMP from June 1997 to December 2004. Mr. Faillaci served as the first vice president of Reliance
National Insurance Company from 1996 through 1997. From 1995 through 1996, Mr.
Faillaci served as vice president and division manager for Fremont Insurance
Company. From 1993 through 1995, Mr. Faillaci served as president of Casualty
Insurance Company of Indiana, which was acquired by Fremont Insurance Company.
From 1984 through 1993, Mr. Faillaci served as vice president of marketing for
Casualty Insurance Company. Mr. Faillaci has a B.S. in political science from the University of Wisconsin.

      TIMOTHY J. SPEAR has served as president, Mid-Atlantic region, of AmCOMP since January 2006. Mr. Spear also continues to be responsible for the field underwriting and marketing department for the Mid-Atlantic region. Mr. Spear served as vice president of field services for AmCOMP's Mid-Atlantic region from
February 2003 to January 2006. Mr. Spear joined AmCOMP in 1996, initially assisting with marketing efforts and, in 1997, he assumed the management responsibilities of the loss control department for the Southeast region. In
1999, Mr. Spear became co-manager of the field underwriting and marketing department for AmCOMP's Southeast region. Before joining AmCOMP, Mr. Spear was a loss control underwriter with FCCI from 1990 to 1992 followed by four years in various capacities with Associated Business and Commerce Insurance Company, another Florida domiciled workers' compensation insurance carrier. He has more than 14 years of experience in the workers' compensation industry. Mr. Spear earned a B.S. in occupational safety from the University of
Wisconsin-Whitewater.

      LISA PERRIZO has served as president, Midwest region of AmCOMP since June
2004. Ms. Perrizo joined AmCOMP in 1998 as manager of field underwriting for
Wisconsin and thereafter assumed the management of operations in AmCOMP's
Wisconsin and Illinois offices. From 1995 through 1998, Ms. Perrizo held various positions at USF&G/St. Paul (St. Paul/Travelers) including auto specialist, construction specialist and commercial account manager. From 1992 through 1995, she was a senior casualty underwriter at Crum & Foster Insurance. From 1987 through 1992, Ms. Perrizo was a multi-line commercial underwriter for Heritage
Mutual Insurance Company (Acuity). She has 17 years of experience in the property and casualty lines of business. Ms. Perrizo has a B.B.A. in finance from the University of Wisconsin-Whitewater.

      COLIN WILLIAMS has served as president, Texas region, of AmCOMP since
1999. From 1995 to 1999, he was an executive vice president of Acordia
Southeast, an insurance brokerage agency. From 1993 to 1995, he was a vice president/sales manager for Alexander & Alexander, an insurance agency. From
1982 to 1993, he was an agency sales manager and agency president of Kenneth
Murchison & Company, subsidiary president of Kmart Insurance Services in Dallas and corporate risk manager at the Kmart Corporation in Troy, Michigan. Mr.
Williams has a B.B.A. from the University of Wisconsin and an M.B.A. from
Southern Methodist University.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934 (the "Exchange Act") relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends," "plans,"
"projects," believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled "Business--Risks Related to Our Business and Industry."

AVAILABLE INFORMATION

      Our website address is WWW.AMCOMP.COM. We make available free of charge on the Investor Relations section of our website (IR.AMCOMP.COM) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and
all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange
Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act.
We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our
Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

      You also may read and copy any materials we file with the SEC at the SEC's
Public Reference Room at 100 F Street NE, Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at
1-800-SEC-0330. The SEC maintains an Internet site (WWW.SEC.GOV) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

      YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL
OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT. THE RISKS AND
UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. IF ANY
OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR
OPERATING RESULTS COULD BE HARMED. ANY OF THE RISKS DESCRIBED BELOW COULD RESULT
IN A SIGNIFICANT OR MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR
RESULTS OF OPERATIONS, AND A CORRESPONDING DECLINE IN THE MARKET PRICE OF OUR
COMMON STOCK. YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT. THE RISKS DISCUSSED
BELOW ALSO INCLUDE FORWARD-LOOKING STATEMENTS AND OUR ACTUAL RESULTS MAY DIFFER
SUBSTANTIALLY FROM THOSE DISCUSSED IN THOSE FORWARD-LOOKING STATEMENTS. PLEASE
REFER TO THE DISCUSSION UNDER THE HEADING "FORWARD-LOOKING STATEMENTS AND
ASSOCIATED RISKS" IN ITEM 1.

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO COLLECT ON OUR REINSURANCE RECOVERABLES, WHICH WOULD
ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      We are subject to credit risk with respect to our reinsurers. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers a portion of insurance risk under policies it has written to another insurance company, called the reinsurer, and pays the reinsurer a portion of the premiums relating to those policies. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write. We remain liable to our policyholders', even if we are unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. In the case of long-term workers'
compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Recent natural disasters, such as
Hurricanes Katrina, Rita and Wilma, have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers. If a reinsurer is active both in this market and in the workers' compensation insurance market, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers' compensation insurance losses.

      In 2001, we wrote off $10.8 million of uncollectible reinsurance receivables from Reliance Insurance Company and Legion Insurance Company. In
addition, the liquidator for Reliance has filed an action against us seeking recovery of approximately $2.3 million of reinsurance recoverables paid to us by
Reliance prior to the entry of an order to liquidate Reliance. While we are vigorously defending such action, we cannot assure the outcome of such action.

      At December 31, 2005, we carried a total of $83.9 million of reinsurance recoverables for paid and unpaid losses and LAE and ceding commissions, representing 116.5% of our total stockholders' equity as of that date. With the addition of the net proceeds from our initial public offering, we estimate our reinsurance recoverables would be 69.8% of our adjusted total stockholders'
equity at December 31, 2005. Under Florida law, each of our insurance subsidiaries is required to maintain a ratio of 1.25 times premiums written to surplus of no greater than 10-to-1 for gross premiums written and no greater than 4-to-1 for net premiums written. If all reinsurance recoverables became uncollectible, our surplus would decline by this amount, and we would not be in compliance with Florida's statutory requirement at our current level of premiums written. The Florida OIR would have the authority to place us into receivership, to suspend our insurance subsidiaries' certificates of authority or to set limits on our maximum annual gross or net premiums written in all states. In addition, we may be unable to comply with certain regulatory requirements, including solvency standards that may subject us to additional restrictions on our operations. Of the $83.9 million in reinsurance recoverables, $5.2 million is the current recoverable on paid losses and $78.7 million is recoverable on unpaid losses and therefore not currently due. The reinsurance recoverables on unpaid losses will become current as we pay the related claims. If we are unable to collect a significant amount of our reinsurance recoverables, our financial condition and results of operations would be adversely affected. See
"Business--Recoverability of Reinsurance" and "--Regulation."

      Our largest recoverable from a single reinsurer as of December 31, 2005 was $45.6 million owed to us by Continental Casualty Company, a subsidiary of
CNA Financial Corporation, representing 63.3% of our total stockholders' equity as of that date. Of the $45.6 million, $3.8 million was the current recoverable on paid losses. The balance of $41.8 million is recoverable from Continental
Casualty Company on losses that may be paid by us in the future and therefore is not currently due. We also have outstanding and past due claims for reinsurance recoveries in the amount of approximately $1.9 million under reinsurance agreements assumed from 1998 through 2000, with Security Insurance Company, Fire and Casualty Insurance Company of Hartford and Connecticut Indemnity Insurance
Company. These amounts have become past due because of Security Insurance
Company's contract disputes with its reinsurer. If these amounts are ultimately determined to be uncollectible from Security Insurance Company, we will write off that amount.

OUR LOSS RESERVES ARE BASED ON ESTIMATES AND MAY BE INADEQUATE TO COVER OUR
ACTUAL LOSSES.

      We must establish and maintain reserves for our estimated liability for losses and LAE. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and are inherently uncertain. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim closure patterns under current facts and circumstances. We review our established reserves each quarter. We may adjust our reserves based on the results of these reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made.

      In states other than Florida, we have a shorter operating history and must rely on a combination of industry benchmarks, our specific experience in these states and our experience in Florida. Operational changes in claims handling practices over the years may impact the interpretation of this historical data, which can also be impacted by external forces such as legislative changes, economic fluctuations and legal trends. A key assumption in the estimation process for workers' compensation reserves is severity trends, including the increasing costs of health care and the medical claims process. If there were unfavorable changes in severity trends, our loss reserves might need to be increased, which would result in a charge to our earnings.

      In 2005 and 2004, we experienced redundancies in our reserves for prior periods of $24.7 million and $8.3 million, respectively. After reviewing the loss information during 2004, together with a history of lower loss development from several prior quarterly evaluations, we concluded in the second quarter of
2004 that there was enough evidence to reduce the selected loss development factors to a level that is more predictive of our future loss experience. As a result of the changes in our loss development factors, our reserves may not develop as favorably in the future as they have in recent periods.

      Workers' compensation claims are often paid over a long period of time.
Estimating reserves for these claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss.
Accordingly, there is a greater risk that we may fail to accurately estimate the risks associated with the businesses that we insure and that our reserves may prove to be inadequate to cover our actual losses.

IF WE DO NOT EFFECTIVELY PRICE OUR INSURANCE POLICIES, OUR FINANCIAL RESULTS
WILL BE ADVERSELY AFFECTED; WE DO NOT SET PRICES FOR OUR POLICIES IN FLORIDA AND
WISCONSIN.

      Our policy prices are established when coverage is initiated. Our prices for insurance coverage are based on estimates of expected losses generated from the policies we underwrite. As do most workers' compensation insurance carriers, we analyze many factors when pricing a policy, including the policyholder's prior loss history and industry, and the loss prevention orientation of the policyholder's management. Inaccurate information regarding a policyholder's past claims experience puts us at risk for mispricing our policies. When initiating coverage on a policyholder, we must rely on the claims information provided by the policyholder or previous carriers to properly estimate future claims expense. If the claims information is not accurately stated, we may underprice our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums.

      We write insurance policies in two "administered pricing" states, Florida and Wisconsin. In 2005, we wrote 40.3% of our direct written premiums in Florida and 11.7% in Wisconsin. In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition generally is not permitted in these states.

      The Florida OIR disapproved a rate filing for 2006 prepared by the
National Council on Compensation Insurance, or NCCI, requesting on behalf of all
Florida licensed workers' compensation insurers a 7.2% rate decrease.
Subsequently, the Florida OIR approved an overall average 13.5% decrease for all
Florida licensed workers' compensation insurers. The effect of the approved decrease cannot currently be ascertained. If the 2006 premium decrease had been in effect in 2005, our direct premiums written would have declined by $14.2 million, our Florida net loss ratio would have increased by 8.2% and our company-wide net loss ratio would have increased by 3.4%. If the approved rate decrease results in a material adverse effect on our profitability in Florida, we may elect to reduce the amount of premiums written there. In states in which we operate, other than administered pricing states, should our competitors offer products at prices lower than we believe would be profitable, we may decline to compete at those lower prices and our premium levels could be reduced.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND MAY LACK THE FINANCIAL RESOURCES
TO COMPETE EFFECTIVELY.

      The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, policyholder dividends, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, dividends or payment plans, services or commissions to independent agencies, we could lose market share or have to reduce our premium rates, which could adversely affect our profitability. Our competitors include insurance companies, professional employer organizations, third party administrators, self-insurance funds and state insurance pools. Our main competitors in each of the 11 states in which we operate vary from state to state but are usually those companies that offer a full range of services in underwriting, loss prevention and claims. We compete on the services that we offer to our policyholders and on ease of doing business rather than solely on price.

      In Florida, our main competitor is Summit Holdings Southeast,
Inc./Bridgefield Employers Insurance Company, a full service company that provides comparable services to employers. Another Florida competitor, FCCI
Commercial Insurance Company, also provides these services to policyholders in the $10,000 to $100,000 premium range, our target market. In Texas, our main competitor is Texas Mutual Insurance Company, a company also not rated by A.M.
Best, which sells to all sized policyholders, including policyholders in the
$10,000 to $100,000 range. In Wisconsin, there are over 300 companies that write workers' compensation insurance. Our primary competitors there include Acuity, a
Mutual Insurance Company, United Heartland Life Inc., State Fund Mutual
Insurance Company, West Bend Mutual Insurance Company, General Casualty Company
of Wisconsin and Sentry Insurance Group, because they offer the same types of services that we offer. In Indiana, our principal competition is from Amerisure
Insurance Company and Indiana Insurance Company. In Tennessee, our main competition comes from Acuity, Accident Fund Insurance Company of America,
Bridgefield and Hartford Insurance Group. Many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do.

      State insurance regulations require maintenance of minimum levels of surplus and of ratios of net premiums written to surplus. Accordingly, competitors with more surplus than we possess have the potential to expand in our markets more quickly than we can. Additionally, greater financial resources permit a carrier to gain market share through more competitive pricing, even if that pricing results in reduced underwriting margins or an underwriting loss.
Many of our competitors are multi-line carriers that can price the workers'
compensation insurance that they offer at a loss in order to obtain other lines of business at a profit. If we are unable to compete effectively, our business and financial condition could be materially adversely affected.

IF WE DO NOT MAINTAIN GOOD RELATIONSHIPS WITH INDEPENDENT INSURANCE AGENCIES,
THEY MAY NOT SELL OUR PRODUCTS IN PREFERENCE TO THOSE OF OUR COMPETITORS AND OUR
REVENUES MAY DECLINE.

      We market and sell our insurance products solely through independent, non-exclusive insurance agencies. These agencies are not obligated to promote our products and can and do sell our competitors' products. We must offer workers' compensation insurance products that meet the requirements of these agencies and their customers. We must provide competitive compensation to these agencies. Our business model is based on an extensive network of smaller agencies distributed throughout the states in which we do business. We need to maintain good relationships with the agencies with which we contract to sell our products. If we do not, these agencies may sell our competitors' products instead of ours or may direct less desirable risks to us, and our revenues or profitability may decline. In addition, these agencies may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. A loss of a number of our independent agencies or the failure of these agencies to successfully market our products may reduce our revenues and our results of operations if we are unable to replace them with agencies that produce comparable premiums.

INSURANCE RATINGS MAY BECOME IMPORTANT TO OUR AGENTS AND POLICYHOLDERS AND AN
ADVERSE RATING COULD NEGATIVELY IMPACT OUR COMPETITIVE POSITION.

      Insurance ratings may become an increasingly important factor in establishing our competitive position. Rating agencies rate insurance companies based on their financial strength and their ability to pay claims, factors that are relevant to agents and policyholders. The ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best, may become material to our ability to maintain and expand our business. Ratings from A.M.
Best and other rating agencies are used by some insurance buyers, agents and brokers as an indicator of financial strength and security. These ratings are not intended to reflect the quality of the rated company for investment purposes and are not recommendations to buy or hold securities. The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Other companies in our industry that have been rated and have had their rating downgraded have experienced negative effects.

      Our insurance subsidiaries have never been rated by A.M. Best. Since 1982,
AmCOMP and its predecessors have been a mono-line workers' compensation insurance carrier specializing in smaller sized policyholders, principally employers with premium between $10,000 and $100,000 per year. Based on our extensive experience with independent agents, we believe employers in this size category are not as sensitive to A.M. Best ratings and they place more importance on a workers' compensation carrier's ability to assist in the prevention of injuries at their job site. To date, we have not pursued a rating because we have been able to successfully increase premiums written without a rating in the 11 states in which we operate. Some companies require that their workers' compensation insurance carrier have a rating of at least "A-" from A.M.
Best. Most of these companies are larger than companies in our target market, and generally do not meet our underwriting and pricing objectives. Historically, when we have sought to write policies for these companies, we have been successful in many cases in having this requirement waived. However, we may not be able to obtain these waivers in the future and, should we decide to expand our target market, the absence of an A.M. Best rating or an unfavorable rating may limit our ability to profitably expand our business.

      One of our insurance subsidiaries, AmCOMP Preferred, is rated "BBpi" by
Standard & Poor's on an unsolicited basis. A rating of "BB" is the 5th highest of 8 rating levels used by Standard & Poor's and indicates marginal financial security characteristics, although positive attributes exist, but adverse business conditions could lead to insufficient ability to meet financial commitments. Our insurance subsidiaries, AmCOMP Preferred and AmCOMP Assurance, are also rated "BBq" by Fitch Ratings on an unsolicited basis. A rating of "BBq"
is the 5th highest of 7 Q-IFS rating levels used by Fitch and indicates that the insurer has an uncertain capacity to meet policyholder and contract obligations and that, although positive factors are present, overall risk factors are high and the impact of adverse business and economic factors is expected to be significant. These ratings are based solely on an analysis of published financial information and additional information in the public domain. They are not based on meetings with our management, nor do they incorporate material, non-public information, and are therefore based on less comprehensive information than ratings without a "pi" or "q" subscript.

      The absence of a rating from A.M. Best and the current ratings by Standard
& Poor's and Fitch may adversely affect our marketing efforts, cost or availability of reinsurance and financial performance. Should our insurance subsidiaries apply for a rating or should A.M. Best choose to rate our insurance subsidiaries on an unsolicited basis, the ratings they receive may not be favorable, which could adversely affect our marketing efforts, cost or availability of reinsurance and financial performance. Additionally, a downgrade in or withdrawal of any future A.M. Best or other rating agency rating could cause a reduction in the number of policies we write and could have a material adverse effect on our results of operations and our financial position.

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO BUSINESS, ECONOMIC AND
REGULATORY CONDITIONS IN CERTAIN STATES.

      Our business is currently concentrated in Florida (40.3% of 2005 direct premiums written), Indiana (12.2% of 2005 direct premiums written), Wisconsin
(11.7% of 2005 direct premiums written), Texas (9.3% of 2005 direct premiums written) and Tennessee (7.1% of 2005 direct premiums written). Unfavorable business, economic or regulatory conditions in these states could impact our business disproportionately in comparison to insurers with less geographic concentration.

      In Florida, the state in which we write the most premium, and in
Wisconsin, insurance regulators set the premium rates we may charge. The Florida and Wisconsin insurance regulators may set rates below those that we require to maintain profitability. For example, in October 2005, the Florida OIR approved an overall average 13.5% decrease in premium rates for all workers' compensation insurance policies written by Florida licensed insurers in 2006. The effect of the approved decrease cannot be ascertained at this time, because of anticipated changes in the number of insurers that will operate in Florida and the amount of insurance that they seek to write, the use of dividend plans and consent to rate policies and possible additional realization of cost savings resulting from reforms enacted in 2003.

      In addition, Florida is exposed to severe natural perils, such as hurricanes. As our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks we would face if our business were spread more evenly by state. To date we have not been adversely affected by natural perils. However, were
Florida to experience a natural peril of the magnitude of Hurricane Katrina, the result could be disruption of the entire local economy, the loss of jobs and a concomitant reduction in the opportunity to place workers' compensation insurance.

OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO REALIZE
OUR INVESTMENT OBJECTIVES.

      Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, United States participation in hostilities with other countries and large-scale acts of terrorism may adversely affect the economy generally, and our investment income could decrease due to decreases in the yield on our investments. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors affect the capital markets and, consequently, the value of the securities we own.
Interest rates have remained low in the past several years. The outlook for our investment income is dependent on the future direction of interest rates, maturity schedules and the amount of cash flows from operations that is available for investment. The fair values of fixed maturity investments that are
"available-for-sale" fluctuate with changes in interest rates and cause fluctuations in our balance sheet. Our stockholders' equity will continue to fluctuate with any future changes in interest rates. Any significant decline in our investment income as a result of falling interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders' equity and our policyholders' surplus.

OUR BUSINESS IS LARGELY DEPENDENT ON THE EFFORTS OF OUR MANAGEMENT BECAUSE OF
ITS INDUSTRY EXPERTISE, KNOWLEDGE OF OUR MARKETS AND RELATIONSHIPS WITH THE
INDEPENDENT AGENCIES THAT SELL OUR PRODUCTS.

      Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting personnel and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of Fred
R. Lowe, our president and chief executive officer, Debra Cerre-Ruedisili, our executive vice president and chief operating officer, and Kumar Gursahaney, our senior vice president, chief financial officer and treasurer. Many of our regional and local officers are also critical to our operations because of their industry expertise, knowledge of our markets and relationships with the independent agencies who sell our products. We carry key person life insurance only on Ms. Cerre-Ruedisili. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance may be adversely affected.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE OR
MAY BE AVAILABLE ONLY ON UNFAVORABLE TERMS.

      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our initial public offering are insufficient to fund future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. We believe that the net proceeds to us from our initial public offering, together with our anticipated retained earnings, will support our operations for at least the next 18 to 24 months without the need to raise additional capital. However, we cannot provide any assurance in that regard, because many factors will affect the amount and timing of our capital needs, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available on terms that are favorable to us. In the case of equity financings, dilution to our stockholders could result. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our future growth or operating plans and our business, financial condition or results of operations could be materially adversely affected.

THE INSURANCE BUSINESS IS SUBJECT TO EXTENSIVE REGULATION THAT LIMITS THE WAY WE
CAN OPERATE OUR BUSINESS.

      We are subject to extensive regulation by the Florida OIR and the insurance regulatory agencies in each state in which our insurance subsidiaries are licensed. These state agencies have broad regulatory powers designed primarily to protect policyholders and their employees, not the stockholders of
AmCOMP. Regulations vary from state to state, but typically address or include:

      o     standards of solvency, including risk-based capital measurements;

      o     restrictions on the nature, quality and concentration of
            investments;

      o     restrictions on the types of terms that we can include in the insurance policies we offer;

      o     mandates that may affect wage replacement and medical care benefits paid under the workers' compensation system;

      o     procedures for adjusting claims, which can affect the ultimate amount for which a claim is settled;

      o     restrictions on the way rates are developed and premiums are determined;

      o     the manner in which general agencies may be appointed;

      o     required methods of accounting;

      o     establishment of reserves for unearned premiums, losses and other purposes;

      o     limitations on our ability to transact business with affiliates;

      o     mergers, acquisitions and divestitures involving our insurance subsidiaries;

      o     licensing requirements and approvals that affect our ability to do business;

      o     compliance with medical privacy laws;

      o     potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies; and

      o     the amount of dividends that our insurance subsidiaries may pay to us, the parent holding company.

      Stock insurance companies are subject to Florida statutes related to excess profits for workers' compensation insurance companies. Excessive profits are calculated based upon a complex statutory formula which is applied over rolling three year periods. Companies are required to file annual excess profits forms, and they are required to return so-called "excessive profits" to policyholders in the form of a cash refund or credit toward the future purchase of insurance. To date, we have not been required to return excess profits and no amounts have been provided for returns of excess profits in our financial statements.

      Regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. We may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, which are continually undergoing revision, or the relevant authority's interpretation of such laws and regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. This extensive regulation of our business may affect the cost of our products and may limit our ability to obtain rate increases or to take other actions that we might pursue to increase our profitability. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations or interpretations by regulatory authorities could impact our operations and require us to bear additional costs of compliance.

      The National Association of Insurance Commissioners, or NAIC, has adopted a system to test the adequacy of statutory capital, known as "risk-based capital." This system establishes the minimum amount of capital and surplus calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business. See "Business--Regulation."

      For example, because two of our reinsurance treaties, one from 2001 and one from 2002, did not transfer sufficient risk to the assuming reinsurer to be accounted for as reinsurance pursuant to generally accepted accounting principles, or GAAP, they were accounted for using deposit accounting in our financial statements as of and for the year ended December 31, 2002 and thereafter. This caused the total adjusted capital of AmCOMP Preferred to be at the "regulatory action plan" level, which required it to submit to the Florida
OIR a risk-based capital plan. The action plan was designed to comply with the
Florida OIR's gross and net writings to surplus ratios and attain ratios that exceeded all NAIC thresholds. As of December 31, 2003, one year earlier than
AmCOMP Preferred had proposed, its total adjusted capital exceeded all NAIC thresholds. Although the Florida OIR conducted an examination of assets, liabilities and operations of AmCOMP Preferred, it did not issue any report on the plan AmCOMP Preferred submitted and took no regulatory action.

      Effective for 2005, the Illinois insurance regulatory agency has imposed a maximum of $9.0 million on the annual premiums we may write because AmCOMP
Preferred is not currently a licensed carrier in Illinois. This limit supersedes a previous $2.5 million limit. The Illinois insurance regulatory agency considers our aggregation of the financial statements of AmCOMP Assurance, a licensed carrier in Illinois, and AmCOMP Preferred to be a reinsurance transaction with an unlicensed carrier and has required a deposit from us for premiums written in that state. Should we choose to expand our operations in
Illinois, we would be required to request an increase in this limit. Our limit may be increased or lifted entirely should we obtain a license for AmCOMP
Preferred or should the Illinois insurance regulatory agency determine such action is appropriate after a review of AmCOMP Assurance's financial statements.
However, we cannot give any assurance that we would be successful at obtaining an increase in or elimination of this limit.

ASSESSMENTS AND OTHER SURCHARGES BY GUARANTY FUNDS AND SECOND INJURY FUNDS AND
OTHER MANDATORY POOLING ARRANGEMENTS MAY REDUCE OUR PROFITABILITY.

      Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. Maximum contributions required by law in any one state in which we offer insurance vary between 0.3% and 2.0% of direct premiums written. We recorded an estimate of $4.9 million, $4.3 million and $2.3 million
(excluding expected recoveries of $2.7 million, $3.1 million and $2.6 million)
for our expected liability for guaranty fund assessments at December 31, 2005,
2004 and 2003, respectively. The assessments levied on us may increase as we increase our premiums written.

      Many states also have laws that established second injury funds to reimburse employers and insurance carriers for workers' compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury. The source of these funds is an assessment charged to workers' compensation insurance carriers doing business in such states.
Assessments are based on paid losses or premium surcharge mechanisms. Several of the states in which we operate maintain second injury funds with material assessments. Our total assessments were $11.3 million in 2005, $4.9 million in
2004 and $6.0 million in 2003. Our collections from these funds were $2.2 million in 2005, $3.4 million in 2004 and $1.5 million in 2003. There is significant uncertainty that these funds will have the money required to reimburse us for our claims. For example, Florida's fund currently has significant unfunded liabilities and no reserves exist to satisfy future claims.
Consequently, we have recorded no asset for future collections. No recoveries are available from Florida's fund for claims arising from accidents occurring on or after January 1, 1998. Beginning in the third quarter of 2005, the second injury fund assessment in South Carolina was doubled to 36.8% on losses. A pre-tax charge of $3.3 million was recorded in the third quarter to reflect the impact of this rate change. As a condition to the ability to conduct business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms, or pooling arrangements. These arrangements provide insurance to companies that are otherwise unable to obtain coverage due, for example, to their prior loss experience. Our estimated liability is based upon currently available information and could change based on additional information or reinterpretations of existing information concerning the actions of the pools. Although we price our products to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations.
Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits. We cannot predict the financial impact of our participation in any shared market or pooling mechanism that may be implemented in the future. As we write policies in new states that have pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the insolvency of other insurers in these pooling arrangements would likely increase the liability for other members in the pool.
The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

WE RELY ON OUR INFORMATION TECHNOLOGY AND TELECOMMUNICATION SYSTEMS, AND THE
FAILURE OF THESE SYSTEMS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

      Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations.
These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems, or the termination of a third-party software license upon which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. As our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business.

AS WE ONLY OFFER WORKERS' COMPENSATION INSURANCE, NEGATIVE DEVELOPMENTS IN THIS
INDUSTRY WOULD ADVERSELY AFFECT OUR BUSINESS.

      We only offer workers' compensation insurance and have no plans to offer any other type of insurance. As a result of this concentration, negative developments in the economic, competitive or regulatory conditions affecting the workers' compensation insurance industry could have a material adverse effect on our results of operations and financial condition. A significant decrease in pricing due to increased competition or regulatory action, adverse court decisions interpreting states' workers' compensation laws and newly enacted legislation could negatively impact our business.

      The Florida OIR disapproved a rate filing for 2006 prepared by the NCCI, requesting on behalf of all Florida licensed workers' compensation insurers a
7.2% rate decrease. Subsequently, the Florida OIR approved an overall average
13.5% decrease for all Florida licensed workers' compensation insurers. The effect of the approved decrease cannot currently be ascertained. If the 2006 premium decrease had been in effect in 2005, our direct premiums written would have declined by $14.2 million, our Florida net loss ratio would have increased by 8.2% and our company-wide net loss ratio would have increased by 3.4%. If the approved rate decrease results in a material adverse effect on our profitability in Florida, we may elect to reduce the amount of premiums written there. In states in which we operate, other than administered pricing states, should our competitors offer products at prices lower than we believe would be profitable, we may decline to compete at those lower prices and our premium levels could be reduced. Many of our competitors are multi-line carriers that can price the workers' compensation insurance that they offer at a loss in order to obtain other lines of business at a profit. As we offer only workers' compensation insurance, we must make a profit on this business and will not lower our price to obtain business below a price that we believe will be profitable for us.

      Adverse economic conditions for the construction industry across the states in which we do business could also adversely affect our business, as over
40% of our business historically has come from underwriting workers'
compensation insurance for the construction industry. This industry is more vulnerable than most to downturns in the local economy, including those in the housing market, and natural disasters. We also derive over 20.0% of our business from the goods and services industry and over 15% of our business from the manufacturing industry. Negative developments in these industries would have a greater effect on us, compared to more diversified insurers that also sell other types of insurance products. See also "--Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states."

IF WE ARE UNABLE TO OBTAIN REINSURANCE, OUR ABILITY TO WRITE NEW POLICIES AND TO
RENEW EXISTING POLICIES COULD BE ADVERSELY AFFECTED.

      Like other insurers, we manage risk, in part, by buying reinsurance. We currently purchase excess of loss reinsurance. Under excess of loss reinsurance, a reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. For 2006 and in
2005, our excess of loss reinsurers assumed liability on each loss occurrence up to $30.0 million and $20.0 million, respectively, subject to our retention of the first $2.0 million.

      We review and renegotiate our reinsurance protection each year. The availability, amount and cost of reinsurance are subject to market conditions and to our experience with insured losses. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity would be reduced.
These consequences could adversely affect our financial performance.

WE HAVE ELIMINATED OUR USE OF QUOTA SHARE REINSURANCE. THE GREATER RISK WE HAVE
RETAINED COULD RESULT IN LOSSES.

      We terminated our quota share reinsurance effective June 30, 2004 on new and renewal business. Effective July 1, 2005, we terminated the quota share reinsurance we maintained on a run-off basis for policies written prior to June
30, 2004. Quota share reinsurance was used in the past primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of the termination of our quota share reinsurance, we will retain and earn more of the premiums we write, but will also retain more of the related losses. Our increased exposure to potential losses could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE REDUCED OUR USE OF EXCESS OF LOSS REINSURANCE. THE GREATER RISK WE HAVE
RETAINED COULD RESULT IN LOSSES.

      We reduced the amount of excess of loss reinsurance we purchased in 2005 and 2006 compared to 2004. Excess of loss reinsurance refers to a form of reinsurance in which the reinsurer reimburses the insurer for all or a portion of claim payments in excess of a specified amount and usually subject to a limit, in exchange for a specified premium. For policies effective January 1,
2005 or later, we no longer maintain reinsurance coverage for the layer of loss occurrences in excess of $1.0 million but not in excess of $2.0 million. This layer of excess of loss reinsurance was used in the past primarily to reduce the volatility of our financial results caused by large loss occurrences. We have continued to purchase excess of loss reinsurance for losses above $2.0 million, up to $20.0 million in 2005 and $30.0 million in 2006. As a result of the reduction of excess of loss reinsurance purchased, we will reduce our overall reinsurance costs, but will also retain more losses from large loss occurrences.
Our election not to maintain reinsurance coverage for the layer of loss occurrences in excess of $1.0 million but not in excess of $2.0 million for 2005 reduced our reinsurance costs by approximately $6.2 million and increased our retained losses by $4.1 million. Our increased exposure to losses from large loss occurrences could have a material adverse effect on our business, financial condition and results of operations.

LITIGATION AGAINST OUR INSURANCE SUBSIDIARIES COULD HAVE AN ADVERSE EFFECT ON
OUR BUSINESS, RESULTS OF OPERATIONS AND/OR FINANCIAL CONDITION.

      Our insurance subsidiaries have been named as defendants in various legal actions in the course of their insurance operations. Our subsidiaries have responded to the lawsuits, and we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in multiple lawsuits could require us to pay significant damage amounts in the aggregate or to change aspects of our operations, which could have a material adverse effect on our financial results.

OUR STATUS AS AN INSURANCE HOLDING COMPANY WITH NO DIRECT OPERATIONS COULD
ADVERSELY AFFECT OUR ABILITY TO MEET OUR OBLIGATIONS AND PAY DIVIDENDS IN THE
FUTURE.

      AmCOMP is a holding company that transacts substantially all of its business through operating subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet obligations on outstanding debt, to pay stockholder dividends and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds. Payments of dividends and advances and repayments by our insurance subsidiaries are restricted by state insurance laws and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. See "Business--Regulation--Financial, Dividend and
Investment Restrictions." In addition, the payment of stockholder dividends by us is within the discretion of our board of directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our board of directors considers relevant. Currently, we do not intend to pay dividends on our capital stock.

RISKS RELATED TO OUR INDUSTRY

OUR RESULTS OF OPERATIONS AND REVENUES MAY FLUCTUATE AS A RESULT OF MANY
FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE INDUSTRY, WHICH MAY CAUSE
THE PRICE OF OUR COMMON STOCK TO BE VOLATILE.

      The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties.
Our profitability can be affected significantly by:

      o     competition;

      o     rising levels of loss costs that we cannot anticipate at the time we price our products;

      o     volatile and unpredictable developments, including man-made or natural catastrophes or terrorist attacks;

      o     changes in the level of reinsurance capacity and capital capacity;

      o     changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers' liabilities;

      o     changes in the regulatory or legal framework governing the worker's compensation system;

      o     premium rate levels fixed by regulators; and

      o     fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

      The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers'
compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected our ability to increase premium rates.
Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. Although our rates have increased in recent years, the supply of insurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease. For example, in October 2005, the
Florida OIR approved an overall average 13.5% decrease in premium rates for all workers' compensation insurance policies written by all Florida licensed insurance carriers in 2006. This reduction may have a material adverse effect on our profitability in Florida next year and may result in a decrease in the number of policies we issue in Florida in 2006. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer policies written. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

RECENT INVESTIGATIONS INTO INSURANCE AND REINSURANCE PRACTICES COULD CAUSE
VOLATILITY IN OUR STOCK AND ADVERSELY AFFECT OUR BUSINESS.

      The Florida OIR is among the regulators that have been investigating insurance industry practices. On April 20, 2005, the Florida OIR announced that it had issued investigative subpoenas requesting information related to finite reinsurance activities in the insurance industry. Finite reinsurance is a type of reinsurance that is structured to limit the amount of insurance risk the reinsurer assumes. Prior to 2005, AmCOMP did purchase quota share reinsurance, which may have the characteristics of finite reinsurance. In cases where quota share reinsurance qualified for risk transfer, the transaction was treated in our financial statements as reinsurance. In certain other cases, where quota share reinsurance did not qualify for risk transfer, we recorded the effects of the transaction pursuant to deposit accounting. AmCOMP Assurance has received and responded to an investigative subpoena from the Florida OIR requesting answers to interrogatories and the production of certain documents relating to the Florida OIR's civil investigation into finite reinsurance activities in the insurance industry. These inquiries were made to certain other Florida domestic insurers, as well as to certain reinsurers doing business with Florida domestic insurers.

      The Florida OIR's civil investigation, all developing regulatory responses related to the investigation and other investigations relating to brokerage practices in the insurance industry represent an evolving area of law. At this time, we are unable to predict the potential effects, if any, that these investigations and inquiries may have upon the insurance markets and industry business practices. For example, they may lead to changes in industry practices that may make it more difficult for us to compete for insurance business, reduce the effectiveness of our business processes or increase our cost of doing business. For example, 12.6% of our direct premiums written for the year ended
December 31, 2005 were collected by insurance agencies that are responsible for collecting premiums on our behalf. As we do not require a deposit or collateral from these agencies in respect of accrued balances, we may be subject to credit risk with respect to these agencies if they suffer severe financial difficulties as a result of these or other investigations. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition. In addition, to the extent that any of the arrangements into which we routinely enter with our agents were determined to be unlawful, we could be fined or otherwise penalized. These inquiries and investigations have also caused substantial volatility in the prices of insurance company stocks generally, and this volatility may continue or increase in the future if these inquiries and investigations continue or are expanded.

      We also expect new regulatory requirements related to finite reinsurance to be imposed on the insurance industry. The NAIC has requested its Property and
Casualty Reinsurance Study Group of the Reinsurance Task Force to formally study statutory financial accounting issues related to finite reinsurance. In an effort to eliminate the abuse of finite reinsurance contracts, changes have been proposed to filing forms that would require insurers to make specific disclosures related to finite reinsurance on their financial statement filings.
Additionally, the Florida OIR is developing new regulations that would require domestic insurers to make additional disclosures and attestations relating to their finite and other risk limiting reinsurance agreements and comply with new disclosure requirements. Increased regulation of finite reinsurance may affect the availability or cost of reinsurance in ways that are difficult to foresee at present, and could have a material adverse effect on our business.

      Recent investigations of broker placement and compensation practices initiated by the attorney general's office of certain states, including the
State of New York, together with recently filed class action lawsuits initiated against such broker entities and certain insurance companies, have challenged the legality of certain activities conducted by these brokers and companies. The investigations and suits challenge, among other things, the appropriateness of setting fees paid to brokers based on the volume of business placed by a broker with a particular insurer or reinsurer; the payment of contingent fees to brokers by insurers or reinsurers and the alleged conflict of interest arising from such fee arrangements; the nondisclosure by brokers to their clients of contingent fees paid to them by insurers and reinsurers; bid rigging, and tying the receipt of direct insurance to placing reinsurance through the same broker.
AmCOMP distributes its products through independent agents who are appointed by and represent the Company and does not distribute through brokers. In some cases, we do pay contingent commissions to our agents. To our knowledge, these investigations have been focused on broker practices. However, these investigations and lawsuits may change industry practices in unforeseeable ways and those changes could adversely affect the competitive environment in our business.

ACTS OF TERRORISM COULD NEGATIVELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION,
AND THE AVAILABILITY OF FEDERAL REIMBURSEMENT FOR ACTS OF TERRORISM COULD EXPIRE
OR BE CURTAILED.

      We are required to provide workers' compensation benefits for losses resulting from certain acts of terrorism. The impact on us of any terrorist act will depend upon the nature, extent, location and timing of such an act, and could be material. The extent of losses from an act of terrorism is a function of both the number of workers employed by our policyholders in the area affected by the event and the severity of the event.

      The 2002 Act was enacted in response to the events of September 11, 2001.
The program initiated by the 2002 Act applies to losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury. In order to be certified as an act of terrorism under the 2002 Act, losses incurred as a result of the act are required to exceed $5.0 million, and the act may not be an act of domestic terrorism. In addition, such losses must arise out of an act of terrorism committed in the course of a war declared by the United States
Congress, except with respect to workers' compensation coverage. Under the 2002
Act, Federal reimbursement is subject to an annual aggregate limit of $100.0 billion. Each insurer is responsible for a deductible based on a percentage of its direct premiums earned in the previous calendar year. Our 2005 deductible is equal to 15% of 2004 direct premiums earned, or approximately $37.4 million. For losses in excess of the deductible, the Federal government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion. Insurers will not be liable for payments for any portion of losses in excess of the $100.0 billion annual limit.

      In December 2005, President Bush signed into law the 2005 Act, which extends the 2002 Act for an additional two years to December 31, 2007. While the underlying structure of the 2002 Act was left intact, the 2005 Act makes some adjustments, including increasing the current insurer deductible from 15% of direct premiums earned to 17.5% for 2006, and to 20% of such premiums in 2007.
For losses in excess of the deductible, the Federal government still reimburses
90% of the insurer's loss, but the amount of Federal reimbursement decreases to
85% of the insurer's loss in 2007. After March 31, 2006, Federal reinsurance will only be available if industry aggregate insured losses from a certified act exceed $50.0 million. The program trigger increases to $100.0 million in 2007.
When these increases take effect, insurers must still provide terrorism insurance for events causing losses up to that amount, even though Federal reinsurance is only available for events causing losses exceeding that amount.

      Under the 2005 Act, insurers must offer coverage for losses due to terrorist acts in all of their commercial property and casualty insurance policies. The 2005 Act's definition of property and casualty insurance includes workers' compensation insurance. Moreover, the workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts as well as nuclear, biological and chemical attacks.
In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks.
Therefore, acts of terrorism could adversely affect our business and financial condition.

RISKS RELATED TO OUR COMMON STOCK

YOUR ABILITY TO INFLUENCE CORPORATE DECISIONS MAY BE LIMITED BECAUSE OUR
PRINCIPAL STOCKHOLDERS BENEFICIALLY OWN 29% OF OUR COMMON STOCK.

      Our principal stockholders beneficially own, in the aggregate, approximately 29% of our outstanding stock. These stockholders may be able to determine who will be elected to our board of directors and to control substantially all matters requiring approval by our stockholders, including mergers, sales of assets and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest. This concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

THE PRICE OF OUR COMMON STOCK MAY DECREASE, AND YOU MAY LOSE ALL OR A PART OF
YOUR INVESTMENT.

      The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are beyond our control, including:

      o     variations in our quarterly operating results;

      o     changes in operating and stock performance of similar companies;

      o     changes in earnings estimates and market price targets by securities analysts;

      o     investor perception of the workers' compensation insurance industry and of our company;

      o     results of operations that vary from those expected by securities and other market analysts and investors;

      o     future sales of our securities;

      o     litigation developments;

      o     regulatory actions;

      o     departures of key personnel; and

      o     general market conditions, including market volatility.

      A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

      In addition, the stock market in recent years has experienced substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies whose shares are publicly traded. As a result, the trading price of shares of our common stock may be below the initial public offering price and you may be unable to sell your shares of common stock at or above the price that you pay to purchase them, and you may lose some or all of your investment.

FUTURE SALES OF OUR COMMON STOCK, OR THE POSSIBILITY OR PERCEPTION THAT SUCH
FUTURE SALES MIGHT OCCUR, MAY DEPRESS ITS PRICE.

      The market price of our common stock could decline as a result of sales of substantial numbers of shares in the public market, or the perception that these sales could occur. This may make it more difficult for you to sell your shares at a time and at a price that you deem appropriate. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. There were 15,558,389 shares of our common stock outstanding as of
March 15, 2006. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for the 4,597,659 shares held by our senior management, directors, 1% or greater stockholders and their affiliates.

      Our officers, directors and 1% or greater stockholders have agreed with the underwriters of our initial public offering to be bound by a 180-day lock-up agreement that prohibits these holders from selling or transferring their stock, except in limited circumstances. Friedman, Billings, Ramsey & Co., Inc., as representative of the underwriters, at its discretion, may waive the restrictions of the lock-up agreement at an earlier time without prior notice or announcement and allow these stockholders to sell their shares. If the restrictions of the lock-up agreement are waived, shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which could reduce the market price for shares of our common stock.

      We intend to register the offer and sale of 1,684,702 shares of our common stock reserved for issuance upon the exercise of options granted or reserved for grant under our stock option plans and agreements. Once we complete the registration, stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements. In addition, some of our existing stockholders will be entitled to register their shares of our common stock after this offering. We may also acquire other companies or assets or finance strategic alliances by issuing equity, which may result in additional dilution to you.

FLORIDA AND OTHER APPLICABLE STATE INSURANCE LAWS, CERTAIN PROVISIONS OF OUR
CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE OF CONTROL OF
AMCOMP AND COULD ALSO LIMIT THE MARKET PRICE OF OUR COMMON STOCK.

      Florida insurance law prohibits any person from acquiring 10% or more of the outstanding voting securities of us or any of our insurance subsidiaries without the prior approval of the Florida OIR. Any person who acquires between
5% and 10% of the outstanding securities of us or any of our subsidiaries must file a disclaimer of control with the Florida OIR, provided that the acquiror is not going to participate in management or control. If the acquirer is planning on participating in management or control, they must obtain prior approval from the Florida OIR for any acquisition exceeding 5%. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the Florida OIR.

      In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action (including a possible revocation of our authority to do business) in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

      Provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control of
AmCOMP, even if such a change in control would be beneficial to our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions include:

      o     authorizing our board of directors to issue up to 5,000,000 shares of preferred stock with rights senior to those of our common stock without further stockholder approval;

      o     limiting the ability of our stockholders to call special meetings of stockholders;

      o     advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at the stockholder meetings; and

      o     prohibiting stockholder action by written consent, thereby limiting stockholder action to that taken at a meeting of our stockholders.

      Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with a person who acquires at least 15% of its voting stock for a period of three years after the date such person acquired such voting stock, unless the business combination is approved in a prescribed manner. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.

      These provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR CAPITAL STOCK IN THE FORESEEABLE
FUTURE.

      We currently intend to retain our future earnings, if any, to fund the development and growth of our business. The amount of cash we may have available is in part limited by dividend restrictions imposed on our insurance subsidiaries by state insurance laws and regulations, which prescribe the amount of dividends our insurance subsidiaries can pay us. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

BEING A PUBLIC COMPANY INCREASES OUR ADMINISTRATIVE COSTS AND MAY ADD OTHER
BURDENS.

      As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the
Sarbanes-Oxley Act of 2002, rules implemented by the Securities and Exchange
Commission, or SEC, and new listing requirements of the Nasdaq National Market have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly those serving on our audit committee.

WE ARE EXPOSED TO RISKS RELATING TO EVALUATIONS OF OUR INTERNAL CONTROLS OVER
FINANCIAL REPORTING REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

      As a public company, absent an available exemption, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31,
2007. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a "material weakness." A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

OUR MANAGEMENT AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE IN THE
PAST DETERMINED THAT THERE ARE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS OVER
FINANCIAL REPORTING. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL
CONTROLS OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR
FINANCIAL RESULTS.

      During their audit of our financial statements for the year ended December
31, 2003, our independent registered public accounting firm identified certain reportable conditions that constitute material weaknesses in the internal controls over our financial reporting. Specifically, our independent auditors noted that (1) there were significant errors in recording reinsurance related balances, (2) there were significant accounting adjustments in the recording of dividends, allowance for doubtful accounts and the reinsurance experience account, (3) there were significant adjustments in the tax accounts after we completed our review, and there were errors in the tax returns prepared by an outside third party, and (4) our process at that time did not provide for timely preparation and filing of GAAP financial statements.

      During their audit of our financial statements for the year ended December
31, 2004, our independent registered public accounting firm identified certain reportable conditions that constitute material weaknesses in the internal controls over financial reporting of our insurance subsidiaries, AmCOMP
Assurance and AmCOMP Preferred. With regard to AmCOMP Assurance and AmCOMP
Preferred, our independent auditors noted that audit adjustments were identified during the 2004 audit process in areas that require management judgment and accounting estimates and impacted the assessment accrual and commission accruals. Our analyses of these accounts had not been updated for all known information at the time of the audit or were not used to adjust the general ledger to the appropriate amount. As a result, audit adjustments on the financial statements we prepared were required.

      Our audit committee and management team agreed with the matters identified as material weaknesses. In response, we initiated corrective actions to address these control deficiencies. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not Applicable.

ITEM 2. PROPERTIES

      Our principal executive offices are located in leased premises of approximately 32,536 square feet in North Palm Beach, Florida. We also lease a total of approximately 72,977 square feet of office space in 10 states. We believe that there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

ITEM 3. LEGAL PROCEEDINGS

      We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

USE OF PROCEEDS

      We consummated our initial public offering on February 15, 2006 with the sale of 10,500,000 shares of common stock. The shares were registered under the
Securities Act of 1933, as amended, under a Registration Statement on Form S-1
(Registration No. 333-128272), which was declared effective by the SEC on
February 9, 2006. The public offering price for the common stock was $9.00 per share. The managing underwriters of the offering were Friedman, Billings, Ramsey
& Co., Inc., Raymond James & Associates, Inc. and BB&T Capital Markets.

      Our net proceeds, after deducting underwriting discounts and commissions and other expenses relating to the offering, were approximately $48.0 million.
We intend to utilize substantially all of the proceeds to further capitalize our insurance subsidiaries, which will enable us to underwrite additional insurance.
The balance, if any, of the net proceeds we received from the initial public offering will be used for working capital and general corporate purposes. Our use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus which was included in our
Registration Statement. The amounts described in this paragraph represent reasonable estimates instead of the actual amounts. No proceeds or expenses were paid to our directors, officers, 10% shareholders or affiliates.

MARKET INFORMATION AND HOLDERS

      The Company's common stock is traded on the Nasdaq National Market System under the ticker symbol "AMCP". On February 9, 2006, the Securities and Exchange
Commission declared the Company's registration statement effective and the
Company's Common Stock began trading on February 10, 2006. As of March 21, 2006, there were 15,558,389 common shares issued and outstanding held by 71 shareholders of record, although the number of beneficial shareholders was much larger.

      The following table shows the high and low per share closing sale prices of our common stock for the period indicated, as reported on The Nasdaq National
Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                   Price Range
                                                                --------- ------
                                                                 High       Low
                                                                ------    ------
2006
First Quarter (from February 10, 2006 through March 1, 2006)..  $ 9.14    $ 8.75

DIVIDEND POLICY

      We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business. We are limited in our ability to pay dividends by the amount of cash we have available. The amount of cash we have available is, in part, limited by dividend restrictions imposed on our insurance subsidiaries by state insurance statutes that prescribe the amount of dividends our insurance subsidiaries can pay us. Our future dividend policy will be at the discretion of our board of directors and will also depend on the requirements of any future financing arrangements to which we may be a party and other factors considered relevant by our board of directors.

UNREGISTERED SALES OF EQUITY SECURITIES

      There were no unregistered sales of equity securities in 2005.

PURCHASE OF EQUITY SECURITIES

      There were no purchases of equity securities by AmCOMP in the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

      YOU SHOULD READ THE FOLLOWING SELECTED CONSOLIDATED FINANCIAL DATA
TOGETHER WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED
NOTES INCLUDED ELSEWHERE IN THIS REPORT.

      THE SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003 AND THE SELECTED CONSOLIDATED BALANCE SHEET
DATA AS OF DECEMBER 31, 2005 AND 2004 ARE DERIVED FROM OUR AUDITED CONSOLIDATED
FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THE SELECTED
CONSOLIDATED STATEMENT OF OPERATIONS DATA FOR THE YEARS ENDED DECEMBER 31, 2002
AND 2001 AND THE SELECTED CONSOLIDATED BALANCE SHEET DATA AS OF DECEMBER 31,
2003, 2002, 2001 ARE DERIVED FROM OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOT INCLUDED IN THIS REPORT. THESE FINANCIAL STATEMENTS HAVE BEEN PREPARED IN
ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. OUR HISTORICAL
RESULTS MAY NOT BE INDICATIVE OF THE OPERATING RESULTS TO BE EXPECTED IN ANY
FUTURE PERIOD.

                                                                                 Year Ended December 31,
                                                          ---------------------------------------------------------------------
                                                             2005            2004         2003            2002           2001
                                                          ---------       ---------    ---------       ---------      ---------
                                                                (Dollars and shares in thousands, except per-share data)

STATEMENT OF OPERATIONS DATA:
REVENUES:
Net premiums earned                                       $ 256,603       $ 181,186    $ 164,287       $ 196,478      $ 141,303
Net investment income                                        10,798           6,077        4,803           5,689          5,776
Net realized investment (loss) gain                            (385)            982        2,644             320            524
Other income (loss)                                             285             332       (2,464)(1)       1,446          1,103
                                                          ---------       ---------    ---------       ---------      ---------
    Total revenue                                         $ 267,301       $ 188,577    $ 169,270       $ 203,933      $ 148,706
                                                          ---------       ---------    ---------       ---------      ---------
EXPENSES:
Losses and loss adjustment expenses(2)                    $ 143,663       $ 119,121    $ 109,518       $ 126,386      $ 100,831
Policy acquisition expenses                                  51,508(3)       19,499       21,735          40,925         21,379
Underwriting and other expenses                              34,447          32,280       30,244          25,579         33,478(4)
Dividends to policyholders                                    8,612           6,983        5,796           5,931          8,519
Interest expense                                              2,960           1,389          410             352            848
                                                          ---------       ---------    ---------       ---------      ---------
    Total expenses                                        $ 241,190       $ 179,272    $ 167,703       $ 199,173      $ 165,055
                                                          ---------       ---------    ---------       ---------      ---------
Income (loss) before income taxes                            26,111           9,305        1,567           4,760        (16,349)
Income tax expense (benefit)                                  9,326           4,275          632           1,379         (6,391)
                                                          ---------       ---------    ---------       ---------      ---------
Net income (loss) before cumulative effect of
accounting change                                            16,785           5,030          935           3,381         (9,958)
                                                          ---------       ---------    ---------       ---------      ---------
Cumulative effect of accounting change                           --              --           --           2,455(5)          --
                                                          ---------       ---------    ---------       ---------      ---------
    Net income (loss)                                     $  16,785       $   5,030    $     935       $   5,836      $  (9,958)
                                                          =========       =========    =========       =========      =========
OPERATING DATA:
Direct premiums written                                   $ 270,331       $ 260,173    $ 231,083       $ 227,241      $ 175,305
Gross premiums written                                      277,095         270,981      239,484         232,536        178,215
Net premiums written                                        267,652         217,472      144,952         209,537        173,432
PER SHARE DATA:
Earnings (loss) per share
  Basic                                                   $    3.13       $    0.94    $    0.17       $    1.07      $   (1.83)
  Diluted                                                      1.76            0.53         0.10            0.61          (1.83)
Weighted average common shares outstanding
  Basic                                                       5,367           5,368        5,368           5,437          5,437
  Diluted                                                     9,562           9,564        9,562           9,628          5,437
SELECTED INSURANCE RATIOS:
Net loss ratio(6)                                              56.0%           65.7%        66.7%           64.3%          71.4%
Net policy acquisition expense ratio(7)                        20.1            10.8         13.2            20.8           15.1
Underwriting and other expense ratio(8)                        13.4            17.8         18.4            13.0           23.7
                                                          ---------       ---------    ---------       ---------      ---------
Net combined ratio, excluding policyholder dividends(9)        89.5%           94.3%        98.3%           98.1%         110.2%
                                                          ---------       ---------    ---------       ---------      ---------
Dividend ratio(10)                                              3.4             3.9          3.5             3.0            6.0
                                                          ---------       ---------    ---------       ---------      ---------
Net combined ratio, including policyholder
dividends(11)                                                  92.9%           98.2%       101.8%          101.1%         116.2%
                                                          =========       =========    =========       =========      =========

                                                              As of December 31,
                                               -----------------------------------------------
                                                 2005      2004      2003      2002      2001
                                               -------   -------   -------   -------   -------
                                          (Dollars and shares in thousands, except per share data)

Balance Sheet Data:
ASSETS
Cash and investments                           332,186   261,119   183,884   141,532   118,547
Premiums receivable--net                       104,522   101,638    96,818    94,133    76,583
Reinsurance recoverables                        83,880   115,870    99,894    84,907    89,206
Deferred policy acquisition costs               19,413    14,695     4,902    16,149    12,241
Deferred income taxes                           20,871    17,646    19,368    12,065    14,268
Other assets                                    22,455    32,814    52,506    64,351    45,968
Total assets                                   583,327   543,782   457,372   413,137   356,813
LIABILITIES AND STOCKHOLDER'S EQUITY
Unpaid losses and loss adjustment expenses     309,857   297,698   251,122   227,714   198,954
Unearned and advance premiums                  115,574   114,235   102,804    89,350    69,284
Long term debt                                  40,036    41,821    11,607     7,438    10,313
Other liabilities                               45,879    31,693    37,055    32,492    30,242
Total liabilities                              511,346   485,447   402,588   356,994   308,793
Preferred stock                                 23,098    23,098    23,098    23,098    23,098
Total stockholders' equity                      71,981    58,335    54,784    56,143    48,020
Total liabilities and stockholder's equity     583,327   543,782   457,372   413,137   356,813

(1)   Includes a pre-tax loss of $2.1 million from the commutation of two reinsurance agreements in 2003.

(2)   Includes favorable loss reserve development for the years ended December
      31, 2005, 2004, 2003 and 2002 of $24.7 million, $8.3 million, $1.0 million and $0.4 million, respectively, and unfavorable loss reserve development for the year ended December 31, 2001 of $11.1 million.

(3)   Beginning in the third quarter of 2005, the second injury fund assessment in South Carolina was doubled, which resulted in a pre-tax charge of $3.3 million in the third quarter of 2005.

(4)   Reflects a $10.8 million write off of reinsurance recoverables of $8.3 million owed to us by Reliance Insurance Company and $2.5 million owed to us by Legion Insurance Company. We considered these reinsurance recoverables uncollectible because Reliance was subject to an order of liquidation and Legion was placed into rehabilitation by the Pennsylvania
      Insurance Commissioner.

(5)   Reflects the write off of negative goodwill upon adoption of Statement of
      Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE
      ASSETS.

(6)   Losses and LAE divided by net premiums earned, after the effects of reinsurance.

(7)   Policy acquisition expenses including: commissions, assessments, premium tax and general and administrative expenses directly associated with policy acquisition divided by net premiums earned, after the effects of reinsurance.

(8)   Underwriting and other expenses not directly associated with policy acquisition divided by net premiums earned.

(9)   Sum of ratios computed in footnotes 6, 7 and 8.

(10)  Dividends to policyholders divided by net premiums earned.

(11)  Sum of ratios computed in footnotes 6, 7, 8, 9 and 10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED
FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES APPEARING ELSEWHERE IN THIS
REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS
FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. OUR
ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER FROM THOSE REFERRED TO HEREIN DUE TO
A NUMBER OF FACTORS, INCLUDING THE RISKS DESCRIBED IN THE SECTIONS ENTITLED
"RISK FACTORS" AND "FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS" AND
ELSEWHERE IN THIS REPORT.

OVERVIEW

      AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and AmCOMP
Assurance, in the workers' compensation insurance business. Our long-term source of consolidated earnings is principally the income from our workers'
compensation insurance business and investment income from our investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment. We are licensed to provide workers' compensation insurance in 22 states, but currently focus our resources in 11 states that we believe provide the greatest opportunity for near-term profitable growth.

      Our results of operations are affected by the following business and accounting factors and critical accounting policies:

      REVENUES

      Our revenues are principally derived from:

      o     premiums we earn from the sale of workers' compensation insurance policies and from the portion of the premiums assumed from the
            NWCRP, which we refer to in this report as gross premiums, less the portion of those premiums that we cede to other insurers, which we refer to in this report as ceded premiums. We refer to the difference between gross premiums and ceded premiums as net premiums; and

      o     investment income that we earn on invested assets.

      EXPENSES

      Our expenses primarily consist of:

      o     insurance losses and LAE relating to the insurance policies we write directly and to the portion of the losses assumed from the NWCRP, including estimates for losses incurred during the period and changes in estimates from prior periods, which we refer to in this report as gross losses and LAE, less the portion of those insurance losses and LAE that we cede to our reinsurers, which we refer to in this report as ceded losses and LAE. We refer to the difference as net losses and LAE;

      o     commissions and other underwriting expenses, which consist of commissions we pay to agents, premium taxes and company expenses related to the production and underwriting of insurance policies, less ceding commissions reinsurers pay to us under our reinsurance contracts;

      o     other operating and general expenses, which include general and administrative expenses such as salaries, rent, office supplies and depreciation and other expenses not otherwise classified separately;

      o     assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and other second injury funds; and

      o     interest expense under our bank credit facility and surplus notes issued to third parties.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future. We view as our critical accounting policies the estimates and assumptions used in establishing our loss reserves, reinsurance, deposit accounting, reinsurance recoverables, premium revenues, deferred policy acquisition costs, valuation of investments and dividends to policyholders.

      LOSS AND LOSS ADJUSTMENT EXPENSES

      We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. We are also liable for a proportional share of losses from the NWCRP. The NWCRP is a mechanism used to reinsure the risk underwritten by state created workers' compensation insurance.
Insurance companies are generally required to participate in these state created workers' compensation insurance programs as a condition to conducting business in these states. The NWCRP is administered by NCCI. Each year, NCCI establishes an estimated reserve for losses arising from this pool and notifies us of our proportionate share of loss reserves from this pool. We add our share of the loss reserves from this pool to the loss reserves for the insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid loss and LAE, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. Except as mandated by Texas statutes on fatality claims where the calculation takes into account the life expectancy of a surviving spouse, we do not discount our reserves for estimated losses and LAE.

      When claims are reported to one of our insurance subsidiaries, its claims personnel establish "case reserves" that represent an estimate of the amount
(including LAE) that we will have to pay in respect of these claims. The amount of the reserve is primarily based upon a case-by-case evaluation of the claims involved, the circumstances surrounding each claim, historical loss experience and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of our claims personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims personnel. Our claims professionals continually monitor all open claims. As new information becomes available about the claims, the case reserves may be updated.

      In accordance with industry practice, we also maintain estimates of reserves for losses and LAE incurred but not reported, or IBNR. IBNR reserves, unlike case reserves, do not apply to a specific claim, but rather apply to the entire body of claims arising from a specific time period. IBNR primarily provides for costs due to:

      o     future claim payments and LAE in addition to case reserves due to unforeseen or unknown events;

      o     additional claim payments on closed claims;

      o     claims that have not yet been reported to us; and

      o     development in excess of claim reserves on claims that have been reported to us.

      Our internal actuaries and the independent actuarial consulting firm we have retained prepare estimates of our insurance subsidiaries' IBNR reserves by state and loss year using generally accepted actuarial techniques. These estimates are currently prepared quarterly and semi-annually, respectively. Our independent actuarial firm participates in our IBNR estimation process three times annually (as of June 30, September 30 and December 31). These estimates are analyzed on a gross of reinsurance basis and on a net of all reinsurance recoverables basis. Estimation of loss reserves is subject to variation as a result of factors such as inflation, claims settlement patterns, legislative activity and litigation trends. Our IBNR estimates are affected by the results of nine separate actuarial reserving methods, our assumptions regarding the adequacy of case reserves, the impact of future wage and medical inflation, litigation trends, the quality of recent underwriting standards and actuarial judgment. Consistent with industry practices, the actuarial judgment of our management plays a significant part in the reserving process. Actuarial judgment takes into account our assumptions regarding future claims emergence, the number of claims to be closed in the future with or without payment, amounts that may be collected from subrogation and any other changes expected to occur in the future. Changes in the assumptions we employ or our estimates associated with such assumptions could result in materially different amounts being reported as reserves. If necessary, we will increase or decrease the level of our reserves, with a corresponding change in our expenses in the period in which the increase or decrease occurs, as experience develops or new information becomes known in the period in which changes to the estimates are determined. As of December 31,
2005, our case reserves and IBNR, net of reinsurance were $151.3 million and
$79.9 million, respectively. Gross of reinsurance, these amounts were $177.4 million and $132.5 million, respectively.

      The range of estimates for IBNR as of December 31, 2005 produced by the various separate actuarial reserving methods we reviewed ranged from $1.0 million below the point estimate (for the paid loss Bornhuetter Ferguson method)
and $26.7 million below the point estimate (for the paid loss development method). This range does not necessarily constitute a range of reasonable estimates and does not imply that each of these loss estimates is equally likely. No one actuarial reserving method has consistently been found to be more predictive than any other.

      We arrive at our estimate of company-wide reserves and IBNR by separately analyzing loss information for each state and each accident year. In addition, in some cases we analyze our loss data on an even more refined basis whenever required to calculate the IBNR recoverable under our reinsurance agreements.

      We and our independent actuarial firm prepare IBNR estimates using nine separate actuarial methods. Each of these methods arrives at a different estimate of IBNR by assigning different weights to assumptions based upon three factors affecting the claim closure process: (1) claim payment and reporting patterns (loss development patterns); (2) expected ultimate net loss ratios; and
(3) average claim costs and claim frequency. Each of these assumptions changes depending on the state and accident year being examined. In most cases the assumptions do not change between successive actuarial reviews.

      The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as "development." Development is unfavorable when ultimate losses indicate a basis for increases over the established reserves. Development is favorable when ultimate losses indicate a basis for reducing the established reserves. Favorable or unfavorable development of loss reserves is reflected in the earnings of the period during which the development is identified. A 10-year history of the development of our loss reserves is set forth in the loss development table in this report under "Business--Loss and Loss Adjustment
Expense Reserves." Our current loss reserve estimates may be subject to development in future years and reserve development may take a long time to appear because of the uncertainty inherent in currently estimating long-term liabilities.

      The state-specific assumptions regarding the claim payment and claim reporting patterns are established by considering loss development patterns for the industry, as well as our loss development patterns for the state being examined and Florida, the state in which we have the most extensive loss experience. The state-specific assumptions regarding the expected net loss ratios are established by examining historic pricing levels in that state for that accident year and our and the consulting firm's judgment on the expected difference between our net loss ratio and that of the workers' compensation insurance industry given the same pricing structure. Claim cost and claim averages are based on AmCOMP's history and our judgment and that of the independent actuarial firm regarding trends.

      We develop our IBNR estimate separately, for each state and accident year, based on our review of the results of nine separate actuarial methods (five separate methods for accident years prior to 1998) and actuarial judgment. After reviewing the nine actuarial methods for each state and accident year, we select an estimate of ultimate losses (the "point estimate") for each state and accident year. Our point estimate of IBNR is the compilation of the estimate of ultimate losses by state for each accident year and equals the total ultimate loss estimate minus the incurred losses. We book to this point estimate. We observe that the selected estimate ultimate loss is most sensitive to four of the nine actuarial methods examined:

1. Paid Bornhuetter-Ferguson Method - A method assigning partial weight to the initial expected losses (calculated from the initial expected loss ratio) and partial weight to observed paid losses. The weights assigned to the initial expected losses decrease as the accident year matures.

2. Incurred Bornhuetter-Ferguson Method - A method assigning partial weight to the initial expected losses (calculated from the initial expected loss ratio)
and partial weight to observed incurred losses. The weights assigned to the initial expected losses decrease as the accident year matures.

3. Paid Development Method - A method using historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

4. Incurred Development Method - A method using historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

      All of the methods described above utilize expected loss payment and reporting patterns for losses and our actual paid and reported losses and LAE to estimate the reserve. The expected payment and reporting patterns are based on state specific industry patterns as well as our historical patterns. The expected payment and reporting patterns can change whenever there is new information that leads the consulting actuary to believe that the pattern of future loss payments will be different from what has historically been expected.
In addition, the first two methods utilize our initial expected loss ratio (the ratio of losses and LAE incurred to net premiums earned) to estimate the reserve. The initial expected loss ratio is estimated based on the average premium level of our risks relative to industry expected losses for the size and types of risks we write. The initial expected loss ratio will change between accident years depending on our pricing in those accident years, but will not change between successive evaluations of losses.

      There are five other actuarial methods considered by us and some of these methods rely on assumptions about frequency and loss trends. The results of these methods generally track with the four methods listed above. Any changes in frequency and/or loss trends would impact the claim reporting and payment patterns. Therefore, we believe the effect of these changes are implicitly considered in the sensitivity of reserve estimates to the four actuarial methods listed above.

      Our aggregate reserve is a point estimate, which is the sum of the selected reserve for each state and accident year combination in which we have exposure. This aggregate reserve calculated by us represents our best estimate of our outstanding loss and LAE.

      Historically, our point estimate closely follows a weighting of the four methods described above. The weights we observe are:

Accident Years          Method                                            Weight
--------------          ------                                            ------
2000 to 2005.........   Paid Bornhuetter-Ferguson Method                     25%
2000 to 2005.........   Incurred Bornhuetter-Ferguson Method                 25%
2000 to 2005.........   Paid Loss Development Method                         25%
2000 to 2005.........   Incurred Loss Development Method                     25%
1982 to 1999.........   Paid Bornhuetter-Ferguson Method                      0%
1982 to 1999.........   Incurred Bornhuetter-Ferguson Method                  0%
1982 to 1999.........   Paid Loss Development Method                         50%
1982 to 1999.........   Incurred Loss Development Method                     50%

      We believe the weightings displayed above are appropriate for a long-tailed line of business such as workers' compensation insurance. Initially, when loss experience is very immature and the ultimate payout of our largest claims is still unknown, the expected loss ratio should carry relatively more weight than after experience has developed more fully. As loss experience matures, the initial expected loss ratio becomes less important as it does not consider all of the new loss information that has become available. As a result, the weighting of the Bornhuetter-Ferguson methods decreases from 25% to 0% after five years and the weighting of the loss development methods increases from 25%
to 50% after 5 years. The 0% weight of the Bornhuetter-Ferguson methods for accident years older than five years should not suggest that the
Bornhuetter-Ferguson methods are not considered, but rather that they are typically not given significant weight when selecting our estimate of ultimate losses for older accident years. In the future, as we compare the actual losses with the different estimates of losses for recent accident years, we may change the relative weightings of these and other actuarial methods.

      Reserve estimates derived using the Bornhuetter-Ferguson methods are driven by our assumptions related to the expected loss ratio and the expected reporting or payment pattern for losses, while reserve estimates derived using the loss development methods are solely driven by our assumptions related to the expected reporting and payment patterns, and are not at all affected by our assumptions related to the expected loss ratio. Reporting and payment pattern refers to the estimated percentage of the ultimate losses for a particular state that have been reported or paid at a particular valuation date. The table below quantifies the impact that reasonably likely changes in these three variables--the expected loss ratio, the expected payment pattern and the expected reporting pattern for losses--would have on the recorded net and gross reserves for losses and LAE at December 31, 2005. Due to the selection of weights in the table above, changes in the initial expected loss ratio do not have an effect on accident years prior to 2000.

SENSITIVITY OF NET LOSS RESERVES TO CHANGES IN ACTUARIAL ASSUMPTIONS
as of December 31, 2005
(all dollar amounts in thousands)

                                                             Change in Net Loss
Change in Assumptions                                             Reserves
----------------------------------------------------         -------------------
Improve Expected Loss Ratio by 10%                             $   (7,134)
Deteriorate Expected Loss Ratio by 10%                              7,134
Improve Paid Loss Development Pattern by 10%                       (7,695)
Deteriorate Paid Loss Development Pattern by 10%                    7,066
Improve Incurred Loss Development Pattern by 10%                   (2,578)
Deteriorate Incurred Loss Development Pattern by 10%                2,395
Improve Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                      (17,023)
Improve Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                    1,968
Deteriorate Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                       (3,524)
Deteriorate Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                   16,955

SENSITIVITY OF GROSS LOSS RESERVES TO CHANGES IN ACTUARIAL ASSUMPTIONS
as of December 31, 2005
(all dollar amounts in thousands)

                                                            Change in Gross Loss
Change in Assumptions                                             Reserves
----------------------------------------------------         -------------------
Improve Expected Loss Ratio by 10%                             $   (9,906)
Deteriorate Expected Loss Ratio by 10%                              9,906
Improve Paid Loss Development Pattern by 10%                      (13,361)
Deteriorate Paid Loss Development Pattern by 10%                   11,059
Improve Incurred Loss Development Pattern by 10%                   (4,347)
Deteriorate Incurred Loss Development Pattern by 10%                3,873
Improve Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                      (27,046)
Improve Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                    4,493
Deteriorate Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                       (8,370)
Deteriorate Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                   25,371

      As summarized in the tables above, we estimated the sensitivity of the reserve estimates to three items:

1. Changes in the initial expected loss ratio--We varied the initial expected loss ratio utilized in the Bornhuetter-Ferguson methods by + / - 10% (e.g., if the initial expected loss ratio was 60% for a particular state and accident year, we calculated the sensitivity of reserves to a change in loss ratio of 6%
= 10% x 60%). Changes in the initial expected loss ratio affect the results of the two Bornhuetter-Ferguson methods.

2. Changes in the paid loss development pattern--We varied the paid loss development pattern by + / - 5% (e.g., if paid losses were expected to develop by 50% for a particular state and accident year, we calculated the sensitivity of reserves to a change in paid loss development factors of 2.5% = 5% x 50%).
Changes in the paid loss development factors affect the results of the Paid Loss
Bornhuetter-Ferguson Method and the Paid Loss Development Method.

3. Changes in the incurred loss development pattern--We varied the incurred loss development pattern by + / - 5% (e.g., if incurred losses were expected to develop by 30% for a particular state and accident year, we calculated the sensitivity of reserves to a change in incurred loss development factors of 1.5%
= 5% x 30%). Changes in the incurred loss development factors affect the results of the Incurred Loss Bornhuetter-Ferguson Method and the Incurred Loss
Development Method.

      We believe that loss ratios 10% above or below our expected loss ratio constitute a reasonable range of expectations for each state and accident year in which we have loss reserves. In addition, we believe the adjustments (5%)
that we made to improve or deteriorate the paid and incurred loss development patterns are also reasonably likely outcomes. Assumptions about loss development patterns are made based on our entire claim history back to 1982, while assumptions about expected loss ratios are made based on our current pricing and only up to two years of aggregated industry data. As a result of the longer relevant history of loss patterns, loss development patterns are considerably more stable and warrant a smaller variation.

      The impact of recording the net reserve for losses at the lowest value from the sensitivity analysis above would be to increase net income by $4.5 million and to increase stockholders' equity at December 31, 2005 by 6.3%. The impact of recording the net reserves for losses at the highest value from the sensitivity analysis above would be to reduce net income by $4.5 million and decrease stockholders' equity at December 31, 2005 by 6.3%. Such changes in the net reserves for losses and loss adjustment expense would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the incremental or reduced amount of losses is paid.

      Our reserves are driven by a number of important assumptions including litigation and regulatory trends, legislative activity, social and economic patterns and claims inflation assumptions. Our reserve estimates reflect expected inflation in legal claims settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates also assume that we will not experience significant losses from mass torts and that we will not incur losses from future mass torts not known to us today.
While it is not possible to predict the impact of changes in this environment, if new mass torts or expanded legal theories of liability emerge, our IBNR claims may differ substantially from our IBNR reserves. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business. These estimates also assume that the inflation assumption implicitly built into our reserving philosophy, expected loss ratio, and loss payment and reporting patterns will continue into the future. Unexpected changes in loss cost inflation can occur through changes in general inflationary trends, changes in medical technology and procedures, changes in wage levels and general economic conditions in particular geographic areas and changes in legal theories of liability.

      REINSURANCE

      Reinsurance premiums, losses, and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.

      DEPOSIT ACCOUNTING

      Reinsurance contracts that do not transfer insurance risk are accounted for using deposit accounting. At inception, a deposit asset or liability is recognized based on the consideration paid or received, less any explicitly identified premiums or fees to be retained by the insurer or reinsurer, irrespective of the experience of the contract. Accounting for such fees is based on the terms of the contract. The deposit assets and liabilities are reported on a gross basis. Cash recoveries reduce the carrying amount of the deposit. The amount of the deposit asset or liability is adjusted at subsequent reporting dates by calculating the effective yield on the deposit to reflect actual payments to date and expected future payments with a corresponding credit or charge to interest income.

      In order to use reinsurance accounting for a reinsurance treaty, the treaty must pass risk transfer requirements. Specifically, it must be reasonably possible that the reinsurer may realize a significant loss from the transaction under the terms of such treaty.

      We require our reinsurance intermediary to perform a risk transfer analysis on every quota share reinsurance treaty we consider. In addition, prior to the inception of the policy, we and our independent actuaries independently performed this analysis. The risk transfer analysis uses actuarial methods to estimate the probability of significant loss to the reinsurer under the treaty.

      Two of our reinsurance treaties, one from 2001 and one from 2002, did not transfer sufficient risk to the assuming reinsurer to be accounted for as reinsurance and were accounted for using deposit accounting. We terminated these agreements in December 2003 and received $34.1 million in cash from the reinsurer and recorded a pre-tax charge of $2.1 million for 2003.

      REINSURANCE RECOVERABLES

      Reinsurance recoverables represent: (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables, by necessity, are based upon estimates and are reported on our balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and rating agency ratings of our reinsurers. We require reinsurers that are not admitted reinsurers in Florida (where our insurance subsidiaries are domiciled) to collateralize their share of the unearned premiums and unpaid loss reserves in order that our insurance subsidiaries receive credit for reinsurance on their statutory financial statements. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. While management believes that the amount accrued is collectible, the ultimate recovery may be greater or less than the amount accrued.

      RECOGNITION OF PREMIUM REVENUE

      All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided. The insurance premiums we charge are billed to our policyholders either annually or under various installment plans based on the estimated annual premium under the policy terms. We recognize the premium revenue for the proportionate share of the risks assumed from the NWCRP on a quarterly basis. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine earned premiums for the policy year. Earned but unbilled premiums include estimated future audit premiums. Estimates of future audit premiums are based on our historical experience. These estimates are subject to changes in policyholders' payrolls due to growth, economic conditions and seasonality. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. The reserve for unearned premiums is determined on a daily pro rata basis.

      DEFERRED POLICY ACQUISITION COSTS

      To the extent recoverable from future policy revenues, costs that vary with and are primarily related to the production of new and renewal business, such as commissions paid to agents and our other acquisition expenses, net of reinsurance ceding allowances received, have been deferred and are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits such deferred amounts to their estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. If our insurance underwriting ceases to be profitable, we may have to write off a portion of our deferred policy acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized. At December 31, 2005 and 2004, our deferred acquisition costs were
$19.4 million and $14.7 million, respectively.

      INVESTMENTS

      Fixed maturity investments are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are reported at amortized cost. Securities classified as available-for-sale are reported at fair value with unrealized appreciation and depreciation, net of deferred taxes, on our balance sheet in accumulated other comprehensive income as a separate component of stockholders' equity. We have generally held until maturity those securities designated as held-to-maturity and intend to maintain our investment guidelines so that we would do so in the future.

      Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

      We continuously monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. An investment in a fixed maturity security is impaired if its fair value falls below its book value. Factors considered in determining whether a decline is considered to be other-than-temporary include length of time and the extent to which fair value has been below book value, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery. If an impairment of a security is determined to be other-than-temporary, such impairment will result in a charge to net income in the period in which such other-than-temporary determination is made. For details on our investments in an unrealized loss position, see "Business--Investments."

      DIVIDENDS TO POLICYHOLDERS

      An estimated provision for our dividends to policyholders is accrued as the related premiums are earned. We offer dividend programs to our policyholders in Florida and Wisconsin, where rates are set by state insurance regulators.
These dividends are not guaranteed and are required to be approved by the boards of directors of our insurance subsidiaries. The boards of directors may base their decisions to pay dividends on many factors, including (1) an individual policyholder's net loss ratio, (2) the insurance subsidiary's overall net loss ratio and (3) the terms of the individual policyholder's dividend plan. The type of dividend plan is stated in the policy and, other than with respect to flat dividend policies in Wisconsin, has a direct relationship to the amount of losses incurred under that policy. The prior loss experience of the policyholder is a key element in the estimation of our dividend liability.

MEASUREMENT OF RESULTS

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums. We measure our operating results by examining our net income, return on equity, and our loss, expense, dividend and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

      GROSS PREMIUMS WRITTEN. Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten by our insurance subsidiaries. Assumed premiums written represents our share of the premiums assumed from the NWCRP. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

      NET PREMIUMS WRITTEN. Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of our direct premiums that we cede to our reinsurers under our reinsurance contracts. We use net premiums written, primarily in relation to gross premiums written, to measure the amount of business retained after cession to reinsurers.

      GROSS PREMIUMS EARNED. Gross premiums earned represents that portion of gross premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year. For each day a one-year policy is in force, we earn 1/365th of the annual premium.

      NET PREMIUMS EARNED. Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year and is recognized as revenue. It represents the portion of premium that belongs to us on the part of the policy period that has passed and for which coverage has been provided. Net premiums earned is used to calculate the net loss, net expense and dividend ratios, as indicated below.

      NET LOSS RATIO. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

      Like many insurance companies, we analyze our loss ratios on a calendar year basis and on an accident year basis. A calendar year loss ratio is calculated by dividing the losses and LAE incurred during the calendar year, regardless of when the underlying insured event occurred, by the premiums earned during that calendar year. The calendar year net loss ratio includes changes made during the calendar year in reserves for losses and LAE established for insured events occurring in all prior periods. A calendar year net loss ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers.

      An accident year loss ratio is calculated by dividing the losses and LAE, regardless of when such losses and LAE are incurred, for insured events that occurred during a particular year by the premiums earned for that year. An accident year net loss ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. An accident year loss ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably, respectively, whereas the calendar year loss ratio for a particular year will not change in future periods. This ratio is an operating ratio based on our statutory financial statements and is not derived from our GAAP financial information.

      We analyze our calendar year loss ratio to measure our profitability in a particular year and to evaluate the adequacy of our premium rates charged in a particular year to cover expected losses and LAE from all periods, including development (whether favorable or unfavorable) of reserves established in prior periods. In contrast, we analyze our accident year loss ratios to evaluate our underwriting performance and the adequacy of the premium rates we charged in a particular year in relation to ultimate losses and LAE from insured events occurring during that year.

      While calendar year loss ratios are useful in measuring our profitability, we believe that accident year loss ratios are more useful in evaluating our underwriting performance for any particular year because an accident year loss ratio better matches premium and loss information. Furthermore, accident year loss ratios are not distorted by adjustments to reserves established for insured events that occurred in other periods, which may be influenced by factors that are not generally applicable to all years. The loss ratios provided in this report are calendar year loss ratios, except where they are expressly identified as accident year loss ratios. See "--Results of Operations,"
"Business--Overview" and "--Regulation."

      NET EXPENSE RATIO. The net expense ratio is a measure of an insurance company's operational efficiency in producing, underwriting and administering its business. It includes policy acquisition expenses and underwriting and other expenses. Expressed as a percentage, this is the ratio of net operating expenses to net premiums earned. For net expense ratio purposes, operating expenses of an insurance company exclude investment expenses and dividends to policyholders and are reduced by other income.

      DIVIDEND RATIO. The dividends to policyholders ratio equals policy dividends incurred in the current year divided by net premiums earned for the year.

      NET COMBINED RATIO. The net combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss, net expense and dividend ratios. If the net combined ratio is at or above 100, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

      RETURN ON EQUITY. This percentage is the result of dividing net income for a period by the average stockholders' equity for that period. We use return on equity to measure our growth and profitability. We can compare our return on equity to that of other companies in our industry to see how we are performing compared to our competition.

RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                    Year Ended December 31,
                                             ------------------------------------
                                                                                       Increase    Increase
                                                                                      (decrease)  (decrease)
                                                                                      2005 over    2004 over
                                                2005         2004          2003          2004        2003
                                             ---------     ---------    ---------     ---------   ---------
                                                                   (Dollars in thousands)

SELECTED FINANCIAL DATA:
Gross premiums written                       $ 277,095     $ 270,981    $ 239,484           2.3%     13.2%
Net premiums written                           267,652       217,472      144,952          23.1        50
Gross premiums earned                          276,117       259,445      226,289           6.4      14.7

Net premiums earned                            256,603       181,186      164,287          41.6      10.3
Net investment income                           10,798         6,077        4,803          77.7      26.5
Net realized investment (loss) gain               (385)          982        2,644            NA     (62.9)
Other income (loss)                                285           332       (2,464)        (14.2)      N/A
                                             ---------     ---------    ---------
Total revenue                                $ 267,301     $ 188,577    $ 169,270          41.7%     11.4%
                                             =========     =========    =========
Losses and loss adjustment expenses            143,663       119,121      109,518          20.6       8.8
Policy acquisition expenses                     51,508        19,499       21,735         164.2     (10.3)
Underwriting and other expenses                 34,447        32,280       30,244           6.7       6.7
Dividends to policyholders                       8,612         6,983        5,796          23.3      20.5
Interest expense                                 2,960         1,389          410         113.1     238.8
Federal and state income taxes                   9,326         4,275          632         118.2     576.4
                                             ---------     ---------    ---------     ---------   -------
Net income                                   $  16,785     $   5,030    $     935         233.7%    438.0%
                                             =========     =========    =========     =========   =======

KEY FINANCIAL RATIOS:
Net loss ratio                                    56.0%         65.7%        66.7%
Net policy acquisition expense ratio              20.1          10.8         13.2
Underwriting and other expense ratio              13.4          17.8         18.4
                                             ---------     ---------    ---------
Net combined ratio, excluding policyholder
dividends                                         89.5%         94.3%        98.3%
Dividend ratio                                     3.4           3.9          3.5
                                             ---------     ---------    ---------
Net combined ratio, including policyholder
dividends                                         92.9%         98.2%       101.8%
                                             =========     =========    =========

                                       50

----------
      DEPOSIT ACCOUNTING. Two of our reinsurance treaties, one from 2001 and one from 2002, did not transfer sufficient risk to the assuming reinsurer to be accounted for as reinsurance and were accounted for using deposit accounting. We terminated these agreements in December 2003 and received $34.1 million in cash from the reinsurer and recorded a pre-tax charge of $2.1 million for 2003 which is reflected in other income (loss) in the Statement of Operations. This charge equaled the difference between the proceeds received from the reinsurer and the carrying value of the deposit on our balance sheet. Under deposit accounting, all net payments made to the reinsurer are recorded as insurance deposits and ceding commissions received are recorded as reductions of these deposits. All future receipts of recoveries for reinsurance claims reduce the amount of the deposit recorded. An implied interest rate is applied to the deposit balance and recorded as investment income. The interest rate is calculated based on the amount of estimated future net cash flows for each of the treaties.

      GROSS PREMIUMS WRITTEN increased 2.3% in 2005 over 2004, and 13.2% in 2004 over 2003. Gross premiums written were relatively flat in 2005 primarily due to a decrease in assumed premiums from the NWCRP involuntary pool, which declined
$4.0 million to $6.8 million in 2005 from $10.8 million in 2004. Direct written premium increased 3.9% to $ 270.3 million in 2005 from $260.1 million in 2004.
This is attributable to an increase in the number of policies written. The increase in gross premiums written in 2004 was due to an increase in the number of policies written.. The average policy premium has not changed significantly from 2003 to 2005. Direct premiums written comprised approximately 29.6% of new business in 2005 and 36% in 2004.

      We believe that our increase in gross premiums written in 2004 was primarily due to insurance agents' ability to market our products and services and reduced competition due to the withdrawal of several workers' compensation insurance underwriters in most states in which we do business. Unlike in 2003, when surplus constraints required us to limit our volume in order to keep our insurance subsidiaries' net premiums written to surplus ratios at no greater than a self-imposed limit of 2.5-to-1, we were able to increase writings without capacity constraints during 2004 due to the addition of $32.0 million in third party surplus notes issued by one of our insurance subsidiaries.

      We intentionally reduced our writings during 2003 in Florida because of rate uncertainty and the regulatory environment in Florida. New legislation, effective October 1, 2003, made changes primarily related to compensability of claims, disability benefits and attorney fees. One of the intended outcomes of the legislation was a reduction in the overall costs associated with delivering workers' compensation benefits in Florida. The Florida OIR increased rates 13.7%
as of April 1, 2003, and then as a result of the legislative changes mentioned above, offset the earlier increase with a rate decrease of 14%, effective
October 1, 2003. As underwriting profitability is one of our primary goals and given the uncertainty of the impact of the new legislation and rates, we were cautious about renewing certain policyholders or writing policies for prospective policyholders. We have since resumed normal underwriting operations in Florida as the legislative environment and pricing have become more certain.

      NET PREMIUMS WRITTEN is significantly impacted by the changes in our quota share reinsurance arrangements. In 2004, we terminated our quota share reinsurance arrangement for new and renewal business effective July 1, 2004. The premium associated with quota share reinsurance was completely run off by July
1, 2005. The increase in the retention in our 2005 excess-of-loss reinsurance program also reduced our ceded premiums written for the $1.0 million excess of
$1.0 million layer. Therefore, net premiums written increased by $50.2 million to $267.7 million in 2005 and $72.5 million to $217.5 million in 2004.

      GROSS PREMIUMS EARNED increased $16.7 million, or 6.4%, to $276.1 million for 2005 from $259.4 million for 2004. This increase is the result of consistent overall growth each quarter throughout 2004 and 2005. During 2004, gross earned premium increased $33.2 million, or 14.7%, from $226.3 million in 2003.

      NET PREMIUMS EARNED increased $75.4 million or 41.6% to $256.6 million from $181.2 million. The increase in net premiums earned is greater than the increase in gross premiums earned due to the elimination of quota share reinsurance on all new and renewal business since July 1, 2004 and the reduction in excess-of-loss reinsurance premiums from 7.4% of gross premiums earned in

2004 to 4.4% for 2005 as a result of an increase in our retention level. During
2004, the net premiums earned increased $16.9 million, or 10.3%, from $164.3 million in 2003. The increase is less than the increase in gross premiums earned primarily due to our use of quota share reinsurance in 2004. The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                                                   Percent of                    Percent of                   Percent of
                                                     Gross                         Gross                        Gross
                                                    Premiums                      Premiums                     Premiums
                                          2005       Earned           2004         Earned         2003          Earned
                                        --------    --------       ---------      ---------     ---------      ---------
                                                                     (Dollars in thousands)

Gross premiums earned                   $276,117       100.0%       $259,445          100.0%     $226,289          100.0%
Excess reinsurance premiums              (12,224)       (4.5%)       (19,322)           7.5       (18,305)           8.1
Quota share reinsurance premiums          (7,290)       (2.6%)       (58,937)          22.7       (43,697)          19.3
                                        --------    --------       ---------      ---------      --------      ---------
Net premiums earned                     $256,603        92.9%       $181,186           69.8%     $164,287           72.6%
                                        ========    ========       =========      =========      ========      =========

      NET INVESTMENT INCOME increased by $4.7 million or 77.7% in 2005 over
2004, and $1.3 million, or 26.5%, in 2004 over 2003. The increase in investment income is a result of the increase in our investment portfolio due to the commutation of two of our reinsurance treaties, an increase in our net operating cash flow as a result of the elimination of the use of quota share reinsurance and an increase in the size of our investment portfolio. Additionally, at
December 31, 2005 the market yield to maturity increased to 4.9% from 3.6% in
2004. Declining interest rates reduced our investment yield to 3.6 % in 2004 from 3.9% in 2003.

      NET REALIZED (LOSS) GAINS were a $0.4 million loss in 2005, a $1.0 million gain in 2004, and $2.6 million gain in 2003. In 2005 we sold two bonds due to credit issues, which accounted for the majority of our realized loss. In 2004 and 2003, due to a decline in interest rates, we sold securities in our investment portfolio and recognized gains of  $1.0 million and $2.6 million, respectively.

      LOSSES AND LOSS ADJUSTMENT EXPENSES were $143.7 million, or 56.0% of net premiums earned in 2005, $119.1 million in 2004, or 65.7% of net premiums earned, and $109.5 million in 2003, or 66.7% of net premiums earned. The IBNR from years prior to 2005 showed redundancy of $24.7 million, net of reinsurance, which is reflected in our losses and LAE in 2005. The IBNR from years prior to
2004 showed redundancy of $8.3 million, net of reinsurance, which is reflected in our losses and LAE in 2004. The IBNR from years prior to 2003 showed redundancy of $1.0 million, net of reinsurance, which is reflected in our losses and LAE in 2003. The loss development we have experienced in recent years has been significantly lower than our selected development factors. Because of the
Company's extensive history in Florida, Florida loss development factors significantly influence the results of our actuarial reserving methods. The results of these methods, in turn, influence the IBNR estimate. In recent years,
Florida loss development experience has decreased from previous levels.

      We observed that a general downward trend in loss development factors in place for some time accelerated in 2003. We believe that much of this trend is due to the effects of Florida Senate Bill 50A, enacted on October 1, 2003. This law was a workers' compensation reform act that reduced attorney fees and involvement on open workers' compensation claims in Florida. In this environment, there is less uncertainty surrounding the ultimate cost of claims, and there is a greater ability to settle claims promptly. Both of these factors lower loss development. Based on the entirety of our loss development history, including the observations noted above, with each passing quarter of favorable loss development, the loss development experience becomes more credible, and the expected future development decreases. This resulted in a change in 2005 in selected loss development factors affecting all accident years. Excluding ULAE and the NWCRP Pool, Florida experienced $11.0 million in redundancy, Texas $5.3 million, Georgia $3.0 million, Virginia $2.7 million and Indiana $2.7 million.
Overall, the 2005 accident year net loss ratio was 61.3% at December 31, 2005, compared to a 2004 accident year net loss ratio of 67.1 at December 31, 2004. In
2005, NWCRP pool losses of $7.3 million were allocated to us, representing 88.1%
of net premiums earned from that pool during 2005.

      In 2004, excluding ULAE and the NWCRP Pool, Florida experienced $17.9 million in redundancy. Texas experienced prior accident year redundancy of $3.7 million, while all other states experienced adverse development in prior year reserves of $13.3 million. In addition, the 2004 accident year net loss ratios increased in South Carolina, Georgia and Tennessee from the 2003 accident year net loss ratios. In 2004, NWCRP pool losses of $8.2 million were allocated to us, representing 82.4% of net premiums earned from that pool during 2004.

      In 2003, losses and LAE were $109.5 million, or 66.7% of net premiums earned. The decrease in losses and LAE as a percentage of net premiums earned was primarily due to rate increases, and redundancies in our loss reserves that reduced our calendar year losses incurred. NWCRP pool losses of $5.4 million were allocated to us, representing 78.3% of net premiums earned from that pool during 2003. Overall, the 2003 accident year net loss ratio was 62.8% at
December 31, 2003.

      POLICY ACQUISITION EXPENSES were $51.5 million, or 20.1% of net premiums earned, in 2005 compared to $19.5 million, or 10.8%, in 2004 and $21.7 million, or 13.2%, in 2003. Policy acquisition expenses are recorded net of ceding commissions. In 2005, as a result of the elimination of quota share reinsurance, ceding commission decreased $17.5 million to $7.4 million. An increase in the ceding commission rate to 31.0% in 2004 from 30.0% in 2003 is responsible for the increase in ceding commission to $24.9 million in 2004 from $22.9 million in
2003. During 2003, the ceding commission recorded relating to the 2003 quota share treaty was only related to premiums ceded on new and renewal business.
Agents' commissions also increased in the current year. Direct commissions as a percent of direct premiums earned increased to 9.4% 2005 from 8.7% for 2004. The increase is due to the change in geographic mix of our book of business.
Florida, which had an average commission rate of 10.2% (the highest of our 11 states), accounted for 40.3% of direct premiums written as compared to only
35.5% for the prior year. Georgia, North Carolina, South Carolina and Virginia, which had an average commission rate of only 7.7%, accounted for only 13.0% of direct premiums written for 2005, down from 17.6% in the prior year. Assessments increased to 6.8% of direct premiums earned for 2005 from 3.8% for the prior year due primarily to the doubling of the South Carolina Second Disability Trust
Fund assessment rate in the third quarter of 2005. The impact of this rate increase was a pre-tax charge of $3.3 million in the third quarter of 2005.
Premium tax expense increased to 1.6% from 1.4% of direct premiums earned during
2005 and 2004, respectively. This is due to Florida's increased effective rate from the reduction of the credits allowed for the administrative assessment.
Administrative assessments paid in Florida are allowed as a credit against premium taxes. The administrative assessment rate decreased in 2005 thereby reducing the amount of credit allowed and resulting in an increase in the
Florida premium tax effective rate.

      UNDERWRITING AND OTHER EXPENSES decreased as a percentage of net premiums earned to 13.4% from 17.8%. The increase in net premiums earned in the 2005 period significantly reduced the net expense ratio. The $2.3 million increase in underwriting and other expenses was attributable to an increase in human resource expenses by $1.0 million in 2005 from 2004 attributable to additional employees and higher compensation costs. Improved collection practices in 2004 enabled us to lower the allowance for doubtful accounts by approximately $3.0 million to $6.0 million. Therefore, the bad debt expense for 2004 was under $0.2 million. The continued improvement in our collections experience as a result of our proactive approach has resulted in additional reductions in our allowance of
$1.4 million in 2005.

      In 2004, underwriting and other expenses increased $2.0 million, or 6.7%
from 2003. Although the overall increase appears moderate, there were significant differences in the expense categories. In 2004, the allowance for bad debt was $6.0 million compared to $8.8 million in 2003 because of an improvement in our collection experience and the related bad debt exposure. As a result, in 2003 bad debt expense was $4.4 million, compared to the $0.2 million in 2004. In 2003, there was a $3.1 million charge against assessments for a receivable from the Florida Department of Labor and Employment Security
("FDLES"), which was written off when we determined it was uncollectible.
Excluding these items, expenses increased $8.0 million in 2004 over 2003 primarily in areas directly proportionate to staffing increases, software expenses and agent-related expenses.

      DIVIDENDS TO POLICYHOLDERS increased $1.6 million, to $8.6 million in 2005 from $7.0 million in 2004 and increased $1.2 million from $5.8 million in 2003.
This is due to an increase in gross premiums earned in Wisconsin and Florida, the states in which policyholders are eligible for dividend plans. Additionally, the percentage of direct written premiums in Florida on a dividend plan increased to 36.8% in 2005 from 32.3% in 2004. Wisconsin's direct written premiums on dividend plans decreased to 86.4 % from 89.4% in 2004. The company wide direct premiums written on a dividend plan increased to 24.9% from 21.1% in
2004.

      INTEREST EXPENSE increased $1.6 million in 2005 from 2004 and $1.0 million in 2004 from 2003 due to interest paid on $32.0 million of surplus notes issued to third parties in 2004. These surplus notes were issued at various times during the second and third quarters of 2004 and are subject to floating interest rates. The rates have increased in 2005 by approximately 200 basis points.

      FEDERAL AND STATE INCOME TAXES were 35.7% of pretax income in 2005, 46.0%
of pretax income in 2004, and 40.4% in 2003. The effective tax rate for 2005 includes a 35% federal tax rate. The state of Florida's tax rate is 5.5%. We apportion our pretax income to the State of Florida according to the State's apportionment factors. For 2005, this decreased the effective state tax rate to
3.5%. This was an increase compared to our 2004 apportioned rate used of 2.5%.
The tax exempt interest lowered our effective tax rate by 2.2%. The increase in the effective rate for 2004 was due to an adjustment in 2004 in the effective rate used in calculating the value of the deferred tax assets. The rate was adjusted to 34.0% from 35.0% to reflect the current federal tax rate and to 3.5%
from 5.5% to reflect the current Florida state tax rate after its apportionment of income. These are the rates at which we expect to be taxed when the deferred tax asset is utilized. The adjustment in the rates caused an additional deferred tax expense of approximately $1.2 million to be recognized in 2004, creating the higher effective tax rate. Federal and state income tax expenses were $10.2 million, $4.3 million, and $0.6 million for 2005, 2004, and 2003 respectively.

      NET INCOME increased $11.8 million in 2005 from $5.0 million in 2004 and
$4.1 million, from $0.9 million in 2003. Net income was significantly impacted by our losses and LAE relative to the net premiums earned as indicated by net loss ratios of 56.0%, 65.7%, and 66.7% in 2005, 2004 and 2003, respectively.

      NET COMBINED RATIO, INCLUDING POLICYHOLDER DIVIDENDS improved 5.3% to
92.9% in 2005 and 3.6% to 98.2% in 2004. The changes indicate an improvement in our underwriting performance.

LIQUIDITY AND CAPITAL RESOURCES

      We are a holding company and our insurance subsidiaries are the primary source of funds for our operations. We have historically received dividend payments solely from Pinnacle Administrative Company ("Pinnacle Administrative")
and Pinnacle Benefits, Inc ("Pinnacle Benefits"). These dividend payments are funded by fee payments under service agreements between Pinnacle Administrative and Pinnacle Benefits and our insurance subsidiaries. Fee payments under the service agreements are subject to review by the Florida OIR, as are dividend payments by our insurance subsidiaries. There are no restrictions on the payment of dividends by our non-insurance subsidiaries, Pinnacle Administrative,
Pinnacle Benefits and AmSERV, Inc., other than customary state corporation laws regarding solvency. The cash requirements of these non-insurance subsidiaries are primarily for the payment of salaries, employee benefits and other operating expenses.

      LIQUIDITY

      The primary source of cash flow for Pinnacle Benefits and Pinnacle
Administrative is service fees paid by our insurance subsidiaries. Our insurance subsidiaries' primary cash sources are insurance premiums, investment income and the proceeds from the sale, redemption or maturity of invested assets. The cash requirements of the insurance subsidiaries are primarily for the payment of losses and LAE, guaranty fund and second-injury fund assessments, commissions, reinsurance premiums, premium taxes, services fees, interest on surplus notes and purchase of investment securities. We maintain cash reserves to meet our obligations that comprise current outstanding loss and LAE, reinsurance premiums and administrative expenses. Due to the uncertainty regarding the timing and amount of settlement of unpaid losses, the liquidity requirements of the insurance subsidiaries vary. The insurance subsidiaries' investment guidelines and investment portfolio take into account historical payout patterns. If loss payments were to accelerate beyond our ability to fund them from current operating cash flows, we would need to liquidate a portion of our investment portfolio and/or arrange for financing. For example, several catastrophic injuries occurring in a relatively short period of time could cause such a liquidity strain. Our insurance subsidiaries have historically purchased excess reinsurance to mitigate the effects of large losses and to help stabilize liquidity. These reinsurance agreements require initial outlays of reinsurance premiums, based on premiums written, which is in advance of our receipt of cash premiums, and the reinsurers reimburse us after losses and LAE are paid by us.
These reinsurance agreements exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks.

      CAPITAL RESOURCES

      We have historically met our cash requirements and financed our growth principally from operations, the proceeds of borrowings, investment income and the sale of our Series A preferred stock in 1996. Cash flow is summarized in the table below.

                                             For the Twelve Months Ended
                                                     December 31,
                                      -----------------------------------------
                                        2005            2004            2003
                                      ---------       ---------       ---------
Cash and cash equivalents
provided by (used in):
Operating activities                  $  81,530       $  54,759       $     864
Investing activities                   (108,877)       (102,862)         (7,260)
Financing activities                     (1,789)         30,214          46,680
                                      ---------       ---------       ---------
Change in cash and cash
equivalents                           ($ 29,136)      ($ 17,889)      $  40,284
                                      =========       =========       =========

      In October 2000, we entered into a credit facility with AmSouth Bank under which we borrowed $11.3 million. In April 2003, the loan was amended and the aggregate borrowing increased to $12.5 million. The loan calls for monthly payments of principal and of interest at the 30-day LIBOR rate plus a margin. At
December 31, 2005, the principal balance of the loan was $8.0 million and the annual interest rate was 6.86%. The loan contains various restrictive covenants generally pertaining to levels of indebtedness and limitations on incurrence of capital expenditures. Additionally, our insurance subsidiaries must comply with financial covenant restrictions, including ratios of leverage, debt service, current maturity coverage, net premiums written to surplus and risk based capital. The loan is collateralized by $25.5 million of internal surplus notes issued to us by our insurance subsidiaries and the stock of AmCOMP Preferred.
The surplus notes bear interest, in the case of $10.0 million principal amount, at an annual rate of 100 basis points in excess of the prime rate, in the case of $10.5 million principal amount, at an annual rate of 450 basis points in excess of LIBOR and, in the case of $5.0 million principal amount, at an annual rate of 10.0%. Interest and principal payments on the surplus notes require prior approval by the Florida OIR. In 2004, AmCOMP Preferred issued surplus notes to third parties as part of three securitizations of pooled surplus notes of insurance companies. The following table summarizes the terms of these surplus notes:

                                                                            Optional
                                                                          Redemption by
                                                                             Amcomp                              Frequency
                                   Principal                                Preferred                           of Interest
          Issue Date                Amount           Maturity Date         On or After        Interest Rate       Payments
                                -------------       --------------        --------------      -------------     ----------

April 30, 2004                  $10.0 million       April 29, 2034        April 29, 2009        Three-month      Quarterly
                                                                                              LIBOR plus 425
                                                                                               basis points
May 26, 2004                    $12.0 million        May 24, 2034          May 24, 2009         Three-month      Quarterly
                                                                                              LIBOR plus 425
                                                                                               basis points
September 14, 2004              $10.0 million     September 14, 2034    September 14, 2009      Three-month      Quarterly
                                                                                              LIBOR plus 405
                                                                                               basis points

      For statutory purposes, these surplus notes are considered as a component of AmCOMP Preferred's policyholders' surplus. For GAAP and income tax purposes, the surplus notes are considered debt. The issuance of the surplus notes required Florida OIR approval. Additionally, all future principal and interest payments require the approval of the Florida OIR.

      We consummated our initial public offering on February 15, 2006 with the sale by the Company of 6,000,000 shares of common stock. Our net proceeds, after deducting underwriting discounts and commissions and other expenses relating to the offering, were approximately $48.0 million. We intend to utilize substantially all of the proceeds to further capitalize our insurance subsidiaries, which will enable us to underwrite additional insurance in the states where we currently operate. We are evaluating a number of states in the near term including Mississippi, Missouri, Arkansas and Minnesota, subject to compliance with applicable licensing requirements. The balance, if any, of the net proceeds we received from the initial public offering will be used for working capital and general corporate purposes.

      REGULATION

      Our insurance subsidiaries are required to maintain certain minimum amounts of capital as established by the Florida OIR pursuant to risk-based capital standards of the NAIC. These standards require the computation of a risk-based capital amount, which is then compared to the insurance subsidiaries'
actual total adjusted capital. The computation of risk-based capital involves applying various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. The standards provide for regulatory intervention when the ratio of an insurance company's total adjusted capital to its risk-based capital is below certain levels. For further information, see the discussion of risk-based capital under
"Business--Regulation."

      Our insurance subsidiaries are also subject to statutory insurance laws and regulations that limit the amount of dividends or distributions that may be paid by an insurance company to its stockholders. Pursuant to the Florida
Insurance Code, our insurance subsidiaries may not, without the prior approval of the Florida OIR, pay to us dividends or other distributions of cash or property, the total fair market value of which generally exceeds the lesser of
10% of their surplus as of the prior December 31 or net income for the calendar year then ended, excluding realized capital gains, plus a two-year carryback of realized capital gains. At December 31, 2005, $9.7 million was available for stockholder dividends from our insurance subsidiaries without prior approval. No dividends were paid by the insurance subsidiaries during 2005, 2004 or 2003.

      AmCOMP Assurance is currently subject to maximum premium writings in any calendar year of $9.0 million in Illinois. Effective July 6, 2005, the North
Carolina Department of Insurance removed the $12.0 million maximum previously applicable in that state. Historically, the regulatory authorities' primary concern was the capitalization of AmCOMP Assurance and its reliance on an inter-company pooling arrangement with AmCOMP Preferred, which is not licensed to do business in those states. Should we choose to expand our operations in
Illinois, we would be required to negotiate an increase in the current limit on premium writing and there is no assurance that we would be able to do so.

      REINSURANCE

      We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At
December 31, 2005 and December 31, 2004, reinsurance recoverables on paid and unpaid losses and LAE and ceding commissions were $83.9 million and $115.9 million, respectively. Our largest recoverable from a single reinsurer as of
December 31, 2005 was $45.6 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 63.6% of our total stockholders' equity as of that date. Of the $45.6 million, $3.8 million was the current recoverable on paid losses. The balance of $41.8 million is recoverable from Continental Casualty Company on losses which may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

      As a result of raising $32.0 million from surplus notes issued by one of our insurance subsidiaries, we have eliminated the need for quota share reinsurance on new and renewal business since July 1, 2004. In addition, we increased our retention in our excess of loss reinsurance program to $2.0 million in 2005 and 2006 from $1.0 million in 2004.

      INVESTMENTS

      Our insurance subsidiaries employ an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio. As economic conditions change, our insurance subsidiaries' investment committees recommend strategy changes and adjustments to our investment portfolio. We have maintained a high portion of our portfolio in short-term investments recently to mitigate the risk of falling prices for fixed maturity securities if rates should rise. Changes in interest rates impact our investment income and cause fluctuations in the carrying values of the majority of our investments (these changes are reflected as changes in stockholders' equity).

      In early 2003, as a result of appreciation in our fixed maturity securities caused by the declining interest rates experienced in prior years and our investment committees' belief that interest rates were likely to increase in the near term, we sought to adjust the duration of our portfolio in response to the interest rate environment. We believed that by reducing the duration of our investment portfolio, we would be better positioned to take advantage of increases in interest rates that we expected would soon begin. We sold a small portion of our bond portfolio, recognizing income in the current period, and reinvested those proceeds in shorter-duration bonds in accordance with our revised strategy. As a result of the investment of those proceeds and the subsequent increase in our investment portfolio in shorter-duration bonds, our duration decreased from 3.4 years at December 31, 2002 to 2.6 years at December
31, 2003 and, as market rates increased, we allowed our duration to increase to
3.2 years by December 31, 2004. In 2005, as our yield to maturity increased to
4.9%, we increased our average duration slightly to 3.5 years. However, with an investment portfolio increase of $98.8 million from $128.5 million at December
31, 2002 to $227.3 million at December 31, 2004 during a period when market rates were below the yield on our existing portfolio, our overall investment portfolio yield declined. The investment portfolio was $327.5 million at
December 31, 2005. In the future, we may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may again shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held to maturity portfolio is not subject to mark to market accounting because we have the ability and intent to hold those securities to maturity. The repositioning of our portfolio during 2004 resulted in net realized gains of $1.0 million. In 2005 we sold two bonds due to credit issues, which account for the majority of our realized loss. As of
December 31, 2005, approximately 90.3% of our entire portfolio was classified as available-for-sale.

      The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of December 31, 2005 and December
31, 2004, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of December 31, 2005, our investments (excluding cash and cash equivalents) had an average duration of 3.5 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

      Our insurance subsidiaries employ AmSouth Bank to act as their independent investment advisor. AmSouth Bank follows the insurance subsidiaries' written investment guidelines based upon strategies approved by our insurance subsidiaries' board of directors. Our insurance subsidiaries have no investments in common stock (other than AmCOMP Preferred's investment in AmCOMP Assurance and certain institutional money market accounts), preferred stock, real estate, asset-backed securities (other than mortgages) or derivative securities. AmSouth
Bank has discretion to enter into investment transactions within our insurance subsidiaries' investment guidelines. In the case of sales of securities prior to maturity or the acquisition of securities that differ from the types of securities already present in the portfolio, AmSouth Bank routinely consults with our insurance subsidiaries' executive officers, who report regularly to our insurance subsidiaries' investment committees. AmSouth Bank's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

      The table below contains information concerning the composition of our investment portfolio at December 31, 2005:

                                                  Carrying         Yield to       Percentage of
                                                  Amount(1)        Maturity     Carrying Amount (1)
                                             -----------------     --------   --------------------------
                                                               (Dollars in thousands)

Bonds:(2)
U.S. government                                    $38,594            4.4%              11.6%

Agencies                                            29,324            4.7                8.8

Municipalities(3)                                   43,691            5.8               13.2

Corporate "A" rated and above                      153,990            4.8               46.4

Corporate "BBB"/"Baa" rated                         18,681            5.5                5.6
                                             -----------------     --------   --------------------------

Mortgage-backed securities                          43,177            4.5               13.0
                                             -----------------     --------   --------------------------
  Total Bonds                                     $327,457            4.9%              98.6%
                                             -----------------     --------   --------------------------
Cash and cash equivalents and short-term
investments                                         $4,739            3.6                1.4%
                                             -----------------     --------   --------------------------
  Total                                           $332,196            4.9%             100.0%
                                             =================     ========   ==========================

(1)   Carrying amount is amortized cost for bonds held-to-maturity and short-term investments. Carrying value is market value for bonds available-for-sale and common stock. As of December 31, 2005, $295.7 million of our bonds was classified as available-for-sale and $31.8 million was classified as held-to-maturity.

(2)   Standard & Poor's highest rating is "AAA" and signifies that a company's capacity to meet its financial commitment on the obligation is extremely strong, followed by "AA" (very strong), "A" (strong) and "BBB" (adequate).
      Moody's Investors Service, Inc.'s highest rating is "Aaa" (best quality), followed by "Aa" (high quality), "A" (strong) and "Baa" (adequate). For investments with split ratings, the higher rating has been used.

(3)   The municipal bonds' yields to maturity have been shown on a tax-equivalent basis. The tax impact was 2.1% on the yield to maturity for municipal bonds and 0.3% on the yield to maturity for total cash and investments.

      The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair market values as of December 31, 2005:

Years to Maturity(1)                           Amortized Cost      Fair Market Value
--------------------                           --------------      -----------------
                                                     (Dollars in thousands)

1 year or less                                    $ 32,308              $ 32,028
More than 1 year, through 5 years                  164,041               160,734
More than 5 years, through 10 years                 83,582                81,756
More than 10 years                                   8,753                 9,762
Mortgage backed securities                          43,383                42,710
                                                  --------              --------
Total                                             $332,067              $326,990
                                                  ========              ========

----------
(1)   Based on the stated maturities of the securities. Actual maturities may differ as obligors may have the right to call or prepay obligations.

      As of December 31, 2005, the composite S&P rating of our bond portfolio was "A+" with an average duration of 3.5 years.

      We continuously monitor our portfolio to preserve principal values whenever possible. An investment in a fixed maturity security is impaired if its fair value falls below its book value. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include length of time and the extent to which fair value has been below book value, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery. No impairment was recorded during the year ended December 31, 2005.

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                         Unrealized    Number of
                                            Fair Value     Losses        Issues
                                             --------     --------      --------
                                                       (In thousands)
Less than 12 months:
U.S. Treasury securities                     $ 18,860     ($   209)            9
Agency                                          9,965          (84)            6
Municipalities                                 30,461         (509)           19
Corporate debt securities                     109,539       (2,199)           76
Mortgage-backed securities                     25,359         (328)           16
                                             --------     --------      --------
Total                                        $194,184     ($ 3,329)          126
                                             ========     ========      ========
Greater than 12 months:
U.S. Treasury securities                     $  9,514     ($   427)           14
Agency                                         19,095         (496)           15
Municipalities                                 13,221         (272)           10
Corporate debt securities                      52,248       (1,379)           57
Mortgage-backed securities                     11,906         (359)            6
                                             --------     --------      --------
Total                                        $105,984     ($ 2,933)          102
                                             ========     ========      ========
Total fixed maturity securities:
U.S. Treasury securities                     $ 28,374     ($   636)           23
Agency                                       $ 29,060     ($   580)           21
Municipalities                               $ 43,682     ($   781)           29
Corporate debt securities                    $161,787     ($ 3,578)          133
Mortgage-backed securities                   $ 37,265     ($   687)           22
                                             --------     --------      --------
Total fixed maturity securities              $300,168     ($ 6,262)          228
                                             ========     ========      ========

      At December 31, 2005, there were no investments in fixed maturity securities with individual material unrealized losses, nor any other-than-temporarily impaired fixed maturity securities. Additionally, all the unrealized losses on the fixed maturity securities are interest rate related.

      We believe our future cash flow generated by operations, our cash and investment balances and the net proceeds from our initial public offering will be sufficient to fund continuing operations, service our outstanding obligations and provide for required capital expenditures for at least the next 12 months.

      LITIGATION

      Prior to 2001, no material amounts due from reinsurers were written off as uncollectible, because most of our reinsurance was recoverable from large, well-capitalized reinsurance companies. On October 3, 2001, the Commonwealth
Court of Pennsylvania approved an Order of Liquidation for Reliance Insurance
Company in response to a petition from the Pennsylvania Department of Insurance.
In 2001, we wrote off all balances due from Reliance. The write off resulted in an increase in underwriting and other expenses of approximately $8.3 million. We are continuing to pursue the collection of amounts recoverable from Reliance in its liquidation proceeding.

      AmCOMP and both of our insurance subsidiaries are defendants in an action commenced in Florida by the Insurance Commissioner of Pennsylvania, acting in its capacity as liquidator of Reliance Insurance Company. The complaints in those actions allege that preferential payments were made to us by Reliance under the formerly existing reinsurance agreement with the insurance subsidiaries and seeks damages in the amount of approximately $2.3 million. We have answered the complaint and we expect the matter to be scheduled for trial.
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company accrued $1.3 million as of December 1, 2005 related to these matters ($0.8 million was accrued in the fourth quarter of 2005).

      OTHER

      In August 1998, in an effort to expand its customer base, AmCOMP Assurance began selling insurance policies for a third party insurance company that had an
"A" rating from A.M. Best at the time. This arrangement included insurance policies with effective dates of August 1, 1998 through November 1, 2000.
Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle Benefits provided claim adjusting services, including the payment of claims, related to these policies. This arrangement also provided for a reinsurance agreement between AmCOMP Assurance as the reinsurer and this insurance company as the reinsured. At December 31,
2005, the amount to be recovered from this insurance company on these claims and
LAE expenses paid by us was $1.9 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table identifies our long-term debt and contractual obligations as of December 31, 2005:

                                                                Payment Due by Period
                                         -----------------------------------------------------------------
                                                       Less Than                                  More Than
                                           Total         1 Year       1-3 Years    4-5 Years       5 Years
                                         --------       --------       --------     --------      --------
                                                               (Dollars in thousands)

Long Term Debt Obligations(1)            $119,667       $  5,116       $  9,620     $  8,360      $ 96,571
Operating Leases                            6,478          2,302          3,474          702            --
Loss Reserves(2)                          309,857        105,971         89,508       20,110        94,268
                                         --------       --------       --------     --------      --------
Total Contractual Obligations            $436,002       $113,389       $102,602     $ 29,172      $190,839
                                         ========       ========       ========     ========      ========

----------
(1)   Long-Term Debt Obligations reflect payments for the principal and estimated interest expense that is based on variable LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt as of December 31, 2005. The rates ranged from
      6.86% to 8.64%.

(2)   Estimated pay out dates for the loss reserves are determined in the actuarial process. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see "Business--Loss and Loss Adjustment Expense
      Reserves." Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See "Risk
      Factors--Our loss reserves are based on estimates and may be inadequate to cover our actual losses" for a discussion of the uncertainties associated with estimating loss reserves.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet arrangements.

EFFECTS OF INFLATION

      The effects of inflation could impact our financial statements and results of operations. Our estimates for losses and loss expenses include assumptions about future payments for closure of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established, we will be required to increase reserves for losses and loss expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. We consider inflation in the reserving process by reviewing cost trends and our historical reserving results. Additionally, an actuarial estimate of increased costs is considered in setting adequate rates, especially as it relates to medical and hospital rates where historical inflation rates have exceeded general inflation rates. We are able to mitigate the effects of inflation on medical costs due to the fee schedules imposed by most of the states where we do business and the utilization of preferred provider networks. However, providers are not obligated to invoice us per the fee schedule or the negotiated rate. We review medical bills for appropriate coding and pay the lower of the negotiated or fee schedule rate. Disputes are resolved by negotiation.

      Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No.
123R), SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal 2006. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. Depending on the future use of share-based payments, the adoption of SFAS No. 123R could have a material effect on the
Company's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

      In March 2005, the SEC released Staff Accounting Bulletin No. 107,
SHARE-BASED PAYMENT ("SAB 107"). SAB 107 sets forth the SEC staff's position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance relating to the interaction between SFAS No. 123R and certain SEC rules and regulations. In addition, SAB 107 provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB
107 on our consolidated financial statements as we prepare to adopt SFAS No.
123R.

      In May 2005, FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR
CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3 ("SFAS
No. 154"). SFAS No. 154 replaces APB Opinion No. 20, ACCOUNTING CHANGES, and
SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and
changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 also provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It also addresses the reporting of a correction of an error by restating the previously issued financial statements. SFAS No. 154 is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We believe that
SFAS No. 154 will not have a material effect on our financial condition or results of operations.

      In June 2005, the FASB directed the staff to issue the proposed FASB Staff
Proposal ("FSP") Emerging Issues Task Force ("EITF") Issue 03-1 as final and retitled it as FSP FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND
ITS APPLICATION TO CERTAIN INVESTMENTS. It replaces existing guidance in EITF
03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO
CERTAIN INVESTMENTS, and clarifies that an impairment should be recognized as a loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell the investment has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy regarding other-than-temporary impairments complies with FSP FAS 115-1, and therefore the adoption of this standard is not expected to have a significant impact on our net income or equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We believe we are principally exposed to two types of market risk:
interest rate risk and credit risk.

INTEREST RATE RISK

      INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 90.3% were classified as available-for-sale as of December
31, 2005. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of
December 31, 2005, our investments (excluding cash and cash equivalents) had an average maturity of 3.5 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

      CREDIT FACILITY AND THIRD PARTY SURPLUS NOTES. Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under our bank credit facility and our insurance subsidiaries' surplus notes issued to unaffiliated third parties. The interest rates we pay on these obligations increase or decrease with changes in LIBOR.

SENSITIVITY ANALYSIS

      Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term "near-term"
means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

      In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments.

      For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2005.

      The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2005:

                              Estimated Increase
                              (Decrease) in Fair   Estimated Percentage Increase
Change in Interest Rates             Value            (Decrease) in Fair Value
------------------------      ------------------   -----------------------------
                                          (Dollars in thousands)
300 basis point rise               ($30,074)                   (9.5%)
200 basis point rise                (20,211)                   (6.4%)
100 basis point rise                (10,107)                   (3.2%)
50 basis point decline                4,962                     1.6%
100 basis point decline               9,862                     3.1%

      The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $10.1 million or 3.2%
based on a 100 basis point increase in interest rates as of December 31, 2005.
This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constituted approximately 98.6% of our total invested assets as of December 31, 2005.

      Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2005 we had $40.0 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $400,000, a 200 basis point increase would increase interest expense by approximately $800,000 and a 300 basis point increase would increase interest expense by approximately $1,200,000.

      With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, ACCOUNTING FOR
NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND
INITIAL DIRECT COSTS OF LEASES ("FAS 91"), issued by the Financial Accounting
Standards Board ("FASB"), which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value.
As of December 31, 2005, the par value of our mortgage backed securities holdings was $42.5 million. This equates to an average price of 102.1% of par.
Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

      However, given the current interest rate environment, which has exhibited lower rates over the last few years, the possibility of additional significant declines in interest rates such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 13.0% of total investments as of December 31, 2005. Of this total, 100% was in agency pass through securities.

CREDIT RISK

      INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of December 31, 2005 and 2004, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor's, Moody's and Fitch.

      REINSURANCE. We are subject to credit risk with respect to our reinsurers.
Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers.
The A.M. Best ratings of our reinsurance carriers as of December 31, 2005 are set forth in this report under "Business--Recoverability of Reinsurance."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2005:

Notes to Consolidated Financial Statements...............................  69-87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AmCOMP Incorporated

We have audited the accompanying consolidated balance sheets of AmCOMP
Incorporated and subsidiaries (the "Company") as of December 31, 2005 and 2004,
and the related consolidated statements of operations, changes in stockholders'
equity, and cash flows for each of the three years in the period ended December
31, 2005. Our audits also included the financial statement schedules presented in Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmCOMP Incorporated and subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December
31, 2005, in conformity with accounting principles generally accepted in the
United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Fort Lauderdale, Florida
March 29, 2006

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                                             2005
                                                                                           Pro Forma
                                         ASSETS                                           (Unaudited)     2005        2004
                                                                                           --------     --------    --------

Investments:
   Fixed maturity securities available-for-sale at fair value (amortized cost of
     $300,274 in 2005 and $217,147 in 2004)...........................................     $295,664     $295,664    $217,462
   Fixed maturity securities held-to-maturity at amortized cost (fair value of $31,326
     in 2005 and $9,763 in 2004)......................................................       31,793       31,793       9,792
                                                                                           --------     --------    --------
       Total investments..............................................................      327,457      327,457     227,254
Cash and cash equivalents.............................................................        4,729        4,729      33,865
Restricted cash.......................................................................           10           10         909
Accrued investment income.............................................................        3,992        3,992       3,030
Premiums receivable--net..............................................................      104,522      104,522     101,638
Reinsurance recoverable:
   On paid losses and loss adjustment expenses........................................        5,202        5,202       5,262
   On unpaid losses and loss adjustment expenses......................................       78,659       78,659     107,155
   On ceding commissions..............................................................           19           19       3,453
Prepaid reinsurance premiums..........................................................        5,368        5,368      14,895
Deferred policy acquisition costs.....................................................       19,413       19,413      14,695
Property and equipment--net...........................................................        2,658        2,658       3,609
Income taxes recoverable..............................................................        1,166        1,166       3,125
Deferred income taxes--net............................................................       20,871       20,871      17,646
Goodwill--net.........................................................................        1,260        1,260       1,260
Other assets..........................................................................        8,001        8,001       5,986
                                                                                           --------     --------    --------
TOTAL.................................................................................     $583,327     $583,327    $543,782
                                                                                           ========     ========    ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Policy reserves and policyholders' funds:
     Unpaid losses and loss adjustment expenses.......................................     $309,857     $309,857    $297,698
     Unearned and advance premiums....................................................      115,574      115,574     114,235
     Policyholders' deposits..........................................................           10           10          10
     Policyholder retention dividends payable.........................................        6,636        6,636       6,285
                                                                                           --------     --------    --------
       Total policy reserves and policyholders' funds.................................      432,077      432,077     418,228
   Reinsurance payable................................................................          668          668         297
   Accounts payable and accrued expenses..............................................       38,565       38,565      25,101
   Notes payable......................................................................       40,036       40,036      41,821
                                                                                           --------     --------    --------
       Total liabilities..............................................................      511,346      511,346     485,447
                                                                                           ========     ========    ========
STOCKHOLDERS' EQUITY:
   Common stock (par value $.01; authorized shares 28,000; 5,502 issued; 5,367 in 2005
     and 5,368 in 2004 outstanding)  (Pro forma 9,694 issued; 9,558 outstanding)......           96           54          54
   Convertible preferred stock series A...............................................           --       23,098      23,098
   Additional paid-in capital.........................................................       23,592          536         536
   Retained earnings..................................................................       51,428       51,428      34,643
   Accumulated other comprehensive income (loss) (net of deferred taxes of $1,674 in
     2005 and $115 in 2004)...........................................................       (2,936)      (2,936)        199
   Treasury stock (135 shares in 2005 and 134 shares in 2004).........................         (199)        (199)       (195)
                                                                                           --------     --------    --------
       Total stockholders' equity.....................................................       71,981       71,981      58,335
                                                                                           --------     --------    --------
TOTAL.................................................................................     $583,327     $583,327    $543,782
                                                                                           ========     ========    ========

                             See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       2005               2004              2003
                                                                                     ---------          ---------         ---------
REVENUE:
  Net premiums earned ......................................................         $ 256,603          $ 181,186         $ 164,287
  Net investment income ....................................................            10,798              6,077             4,803
  Net realized investment (losses) gains ...................................              (385)               982             2,644
  Loss on commutation ......................................................                --                 --            (2,062)
  Interest expense on insurance deposit ....................................                --                 --              (691)
  Other income .............................................................               285                332               289
                                                                                     ---------          ---------         ---------
    Total revenue ..........................................................           267,301            188,577           169,270
                                                                                     ---------          ---------         ---------
EXPENSES:
  Losses and loss adjustment expenses ......................................           143,663            119,121           109,518
  Dividends to policyholders ...............................................             8,612              6,983             5,796
  Underwriting and acquisition expenses ....................................            85,955             51,779            51,979
  Interest expense .........................................................             2,960              1,389               410
                                                                                     ---------          ---------         ---------
    Total expenses .........................................................           241,190            179,272           167,703
                                                                                     ---------          ---------         ---------
Income before income taxes .................................................            26,111              9,305             1,567
Income taxes expense .......................................................             9,326              4,275               632
                                                                                     ---------          ---------         ---------
Net income .................................................................         $  16,785          $   5,030         $     935
                                                                                     =========          =========         =========
Earnings per common share--basic ...........................................         $    3.13          $    0.94         $    0.17
                                                                                     =========          =========         =========
Earnings per common share--diluted .........................................         $    1.76          $    0.53         $    0.10
                                                                                     =========          =========         =========
Pro forma earnings per common share--basic (Notes 1 and 17) ................         $    1.72
                                                                                     =========
Pro forma earnings per common share--diluted (Notes 1 and 17) ..............         $    1.72
                                                                                     =========
Weighted average number of common shares outstanding
     Basic .................................................................             5,367              5,368             5,368
                                                                                     =========          =========         =========
     Diluted ...............................................................             9,562              9,564             9,562
                                                                                     =========          =========         =========

                             See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                         Convertible                                    Accumulated
                                                          Preferred   Additional                           Other          Total
                                                 Common     Stock      Paid-in   Treasury    Retained   Comprehensive  Stockholders'
                                                 Stock     Series A    Capital    Stock      Earnings   (loss) Income     Equity
                                                --------   --------   --------   --------    --------   -------------    --------

BALANCE AT DECEMBER 31, 2002 ................   $     54   $ 23,098   $    536   $   (182)   $ 28,678     $  3,959       $ 56,143
  Net income ................................         --         --         --         --         935           --            935
  Unrealized loss on investments (net
    of tax benefit of $1,419) ...............         --         --         --         --          --       (2,281)        (2,281)
  Comprehensive loss ........................         --         --         --         --          --           --         (1,346)
  Purchase of treasury stock ................         --         --         --        (13)         --           --            (13)
                                                --------   --------   --------   --------    --------     --------       --------
BALANCE AT DECEMBER 31, 2003 ................         54     23,098        536       (195)     29,613        1,678         54,784
  Net income ................................         --         --         --         --       5,030           --          5,030
  Unrealized loss on investments (net
    of tax benefit of $939) .................         --         --         --         --          --       (1,479)        (1,479)
  Comprehensive income ......................         --         --         --         --          --           --          3,551
                                                --------   --------   --------   --------    --------     --------       --------
BALANCE AT DECEMBER 31, 2004 ................         54     23,098        536       (195)     34,643          199         58,335
  Net income ................................         --         --         --         --      16,785           --         16,487
  Unrealized loss on investments (net
    of tax benefit of $1,789) ...............         --         --         --         --          --       (3,135)        (3,135)
  Comprehensive income ......................         --         --         --         --          --           --         13,352
  Purchase of treasury stock ................         --         --         --         (4)         --           --             (4)
                                                --------   --------   --------   --------    --------     --------       --------
BALANCE AT DECEMBER 31, 2005 ................   $     54   $ 23,098   $    536   $   (199)   $ 51,428     $ (2,936)      $ 71,981
                                                ========   ========   ========   ========    ========     ========       ========

                             See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                            2005            2004            2003
                                                                                          ---------       ---------       ---------
OPERATING ACTIVITIES:

  Net income .......................................................................      $  16,785       $   5,030       $     935
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..................................................          2,144           2,403           2,258
    Amortization of investment premiums/discounts ..................................          3,069           2,415           1,239
    Provision for deferred income taxes ............................................         (1,434)          2,661          (5,880)
    Net realized losses (gains) on investments .....................................            385            (989)         (2,648)
    Gain on sale of fixed assets ...................................................             --              --              --
    Policy acquisition costs deferred ..............................................        (47,673)        (28,938)        (11,301)
    Policy acquisition costs amortized .............................................         42,955          19,145          22,548
  Change in operating assets and liabilities:
    Restricted cash ................................................................             --             944             533
    Accrued investment income ......................................................           (962)         (1,217)            186
    Premiums receivable ............................................................         (2,884)         (4,820)         (2,685)
    Reinsurance balances ...........................................................         41,888             948         (39,825)
    Other assets ...................................................................         (2,015)         (1,657)          1,541
    Unpaid losses and loss adjustment expenses .....................................         12,159          46,576          23,408
    Unearned and advance premiums and policyholder deposits ........................          1,339          10,487          12,921
    Policyholder retention dividends payable .......................................            351          (1,482)         (2,699)
    Accounts payable and accrued expenses ..........................................         13,464           4,936             108
    Income taxes recoverable .......................................................          1,959          (1,683)            225
                                                                                          ---------       ---------       ---------
      Net cash provided by operating activities ....................................         81,530          54,759             864
INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases ......................................................................       (152,524)       (150,070)        (95,138)
    Sales and maturities ...........................................................         63,531          59,952          90,172
  Securities held-to-maturity:
    Purchases ......................................................................        (22,814)        (10,069)             --
    Redemptions and maturities .....................................................          3,224             265              60
  Purchases of property and equipment ..............................................         (1,193)         (2,041)         (2,369)
  Regulatory restricted deposit ....................................................            899            (899)             --
  Sale of other assets .............................................................             --              --              15
                                                                                          ---------       ---------       ---------
      Net cash used in investing activities ........................................       (108,877)       (102,862)         (7,260)
FINANCING ACTIVITIES:
  Insurance deposits--net ..........................................................             --              --       $  42,524
  Proceeds from borrowings .........................................................             --          32,000           5,531
  Payment of note payable ..........................................................         (1,785)         (1,786)         (1,362)
  Purchase of treasury stock .......................................................             (4)             --             (13)
                                                                                          ---------       ---------       ---------
      Net cash (used in) provided by financing activities ..........................         (1,789)         30,214          46,680
                                                                                          ---------       ---------       ---------
      Net (decrease) increase in cash and cash equivalents .........................        (29,136)        (17,889)         40,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................................         33,865          51,754          11,470
                                                                                          ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................      $   4,729       $  33,865       $  51,754
                                                                                          =========       =========       =========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid--interest ..............................................................      $   2,872       $   1,232       $     391
  Cash paid (received)--income taxes ...............................................      $   8,795       $   3,288       $  (6,289)

                             See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION--AmCOMP Incorporated and subsidiaries (collectively, the
"Company") consist of the following entities at December 31, 2005, 2004 and
2003:

      o     AmCOMP Incorporated ("AmCOMP"), a holding company incorporated on
            December 28, 1995;

      o     AmCOMP Preferred Insurance Company ("AmCOMP Preferred"), a wholly owned property and casualty insurance company (formerly known as
            Pinnacle Assurance Corporation);

      o     Pinnacle Administrative, Inc. ("Pinnacle Administrative"), a wholly owned administrative services company providing sales and marketing, underwriting, policyholder service, data processing, and accounting services;

      o     Pinnacle Benefits, Inc. ("Pinnacle Benefits"), a wholly owned claims processing company;

      o     AmCOMP Assurance Corporation ("AmCOMP Assurance"), a wholly owned property and casualty insurance company; and

      o     AmServ Incorporated ("AmServ"), a wholly owned company established to provide administrative services to external customers.

      The Company's long-term source of consolidated earnings is principally the income from its workers' compensation insurance business and investment income from its investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to provide to their employees injured in the course of employment. The Company is licensed to provide workers' compensation insurance in 22 states, but currently focuses its resources in 11 states that it believes provide greater opportunity for near-term profitable growth, with the most significant concentrations in
Florida, Indiana, Texas and Wisconsin.

      USE OF ESTIMATES--The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.
Such estimates and assumptions could change in the future as more information becomes known that could affect the amounts reported herein.

      BASIS OF PRESENTATION--The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of AmCOMP, AmCOMP
Preferred, Pinnacle Administrative, Pinnacle Benefits, AmCOMP Assurance, and
AmServ. All intercompany accounts and transactions have been eliminated in consolidation.

      PRO FORMA INFORMATION--The pro forma balance sheet information as of
December 31, 2005 assumes the conversion of all convertible preferred stock outstanding into common stock upon completion of the initial public offering.

      UNAUDITED PRO FORMA NET INCOME PER SHARE--Pro forma basic and diluted income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year plus the number of shares of common stock resulting from the conversion upon the closing of the initial public offering of the outstanding convertible preferred stock (see
Notes 15 and 17).

      INVESTMENTS--Fixed maturity investments are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity fixed maturity investments are reported at amortized cost. Securities classified as available-for-sale are reported at fair value with unrealized appreciation and depreciation, net of deferred taxes, included as a component of accumulated other comprehensive income. The Company has the intent and ability to hold securities that have fair value below cost until their expected recovery and to hold to maturity securities designated as held-to-maturity.

      Single class and multiclass mortgage-backed/asset-backed securities are valued at amortized cost using the interest method including anticipated prepayments. Changes in anticipated prepayment assumptions are accounted for

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

using the retrospective method. Prepayment assumptions are obtained from dealer surveys or internal estimates and are based on the current interest rate and economic environment.

      Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

      Debt and equity securities are exposed to various risks such as interest rate, market, and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect portfolio value in the near term. The Company continually monitors its portfolio for pricing changes, which might indicate potential impairments and performs detailed reviews of securities with unrealized losses based on predetermined criteria. When a security in the
Company's investment portfolio has an unrealized loss in fair value that is deemed to be other-than-temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the accompanying consolidated statements of operations. Any future increases in the fair value of securities previously written down are recorded and presented as changes in unrealized gains (losses) as part of accumulated other comprehensive income within stockholders' equity.

      CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      PREMIUMS RECEIVABLE--Premiums receivable consist primarily of premium-related balances due from policyholders. The balance is shown net of the allowance for doubtful accounts. Receivables due from insureds are written off when a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel. An estimate of amounts that are likely to be written off is established as an allowance for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific balances that are considered probable to be written off after all collection efforts have ceased, as well as historical trends and an analysis of the aging of the receivables.

      RESTRICTED CASH--Restricted cash represents policyholder deposits and regulatory deposits.

      DEFERRED POLICY ACQUISITION COSTS--To the extent recoverable from future policy revenues, costs that vary with and are primarily related to the production of new and renewal business, including premium tax, commissions, assessments and other general acquisition expenses, net of reinsurance ceding allowances received, have been deferred and are amortized over the effective period of the related insurance policies. The components of deferred policy acquisition costs at December 31, 2005 and 2004 are as follows (in thousands):

                                                          2005           2004
                                                        --------       --------
Gross deferred policy acquisition costs ..........      $ 21,101       $ 19,627
Reduction for ceding allowances received .........        (1,688)        (4,932)
                                                        --------       --------
Net deferred policy acquisition costs ............      $ 19,413       $ 14,695
                                                        ========       ========

      PROPERTY AND EQUIPMENT--Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally 3 to 5 years for financial reporting purposes.
Depreciation expense was $2,144,000, $2,403,000 and $2,258,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated depreciation was $14,285,000 and $12,164,000 at December 31, 2005 and 2004 respectively.

      GOODWILL--Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred.
The assessment of impairment involves a two step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. No impairment has been recorded by AmCOMP in
2005, 2004 and 2003.

      IMPAIRMENT OF LONG-LIVED ASSETS--The Company's policy is to record an impairment charge against the balance of a long-lived asset in accordance with
Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"), in the period when it is determined that the carrying amount of the asset may not be recoverable.
This determination is based on an evaluation of such factors as the occurrence

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

of a significant event or a significant change in the environment in which the business assets operate. The Company considers assets to be impaired when the expected future undiscounted cash flows of the assets are determined to be less than the carrying value. If impairment is deemed to exist, the related asset is written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of
December 31, 2005, management expects the carrying value of its remaining long-lived assets to be fully recoverable.

      REINSURANCE--Reinsurance premiums, losses, and loss adjustment expenses
("LAE") are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.

      DEPOSIT ACCOUNTING--Reinsurance contracts that do not transfer insurance risk are accounted for using deposit accounting. At inception, a deposit asset or liability is recognized based on the consideration paid or received, less any explicitly identified premiums or fees to be retained by the insurer or reinsurer, irrespective of the experience of the contract. Accounting for such fees is based on the terms of the contract. The deposit assets and liabilities are reported on a gross basis. Cash recoveries reduce the carrying amount of the deposit. The amount of the deposit asset or liability is adjusted at subsequent reporting dates by calculating the effective yield on the deposit to reflect actual payments to date and expected future payments with a corresponding credit or charge to interest income.

      FEDERAL AND STATE INCOME TAXES--The Company provides deferred federal and state income taxes for certain differences between the financial statement amounts and tax basis of assets and liabilities.

      COMPREHENSIVE INCOME--Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders)
and includes net income and changes in net unrealized investment gains and losses on fixed maturities investments classified as available-for-sale securities and taxes.

      POLICYHOLDER DIVIDENDS--Policyholder dividends are recognized over the effective period of the related policies and are restricted in certain instances to limitations imposed by the Board of Directors (see Note 10).

      UNPAID LOSSES AND LAE--Unpaid losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through
December 31, 2005 and 2004. The reserves for unpaid losses and LAE are estimated using individual case basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

      RECOGNITION OF PREMIUM REVENUE--The Company's insurance premiums are billed annually or under various installment plans based on the estimated annual premium under the policy terms. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine earned premiums for the policy year. Earned but unbilled premiums included in premiums receivable include estimated future audit premiums and collateralized premiums. Collateralized premiums include policies where the final calculated premium is paid after the end of the policy term and the receivable balance is collateralized by letters of credit and financial guarantee bonds. Estimated future audit premiums are estimated based on a weighted average derived from the Company's historical experience as a percentage of earned premiums. All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided.

      These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The reserve for unearned premiums is determined on a daily pro rata basis.

      SPECIAL DISABILITY TRUST FUND ("SDTF") ASSESSMENTS AND RECOVERIES--The
Company accrues a liability for SDTF assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognizes them as an expense as the related premiums are earned. The Company has deferred approximately $1,974,000 and $1,788,000 as of December 31, 2005 and 2004, respectively, which is included in deferred policy acquisition costs. The Company recognizes recoveries from the
SDTF when they are received (see Note 3).

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      FLORIDA WORKERS' COMPENSATION INSURANCE GUARANTY ASSOCIATION
ASSESSMENTS--The Company accrues a liability for the Florida Workers'
Compensation Insurance Guaranty Association assessments as net premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. Assessments were $2,115,000, $1,734,000 and $743,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has deferred approximately $873,000 and $791,000 as of December 31, 2005 and 2004,
respectively, which is included in deferred policy acquisition costs. The assessment accrual rate for the Florida Workers' Compensation Insurance Guaranty
Association for policies written in 2005 and 2004 was 2% of written premiums and in 2003 was 1% of written premiums.

      OTHER GUARANTY FUND ASSESSMENTS--The Company accrues expenses for guaranty fund and other assessments based on information known at the time of preparation of the financial statements. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, there are no expense accruals recorded when the Company is unable to estimate the potential future assessment.

      POLICYHOLDER DEPOSITS--Policyholders are required to maintain deposits with the Company for certain installment pay plans. Based on the selected pay plan, management determines the deposit amount, which is based on a percentage of the policyholders' estimated annual premium. Deposits are analyzed annually and adjusted as considered necessary.

      EARNINGS PER SHARE--The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. In the
calculation of basic earnings per share, the dilutive effects of options, warrants, and convertible securities are excluded from the calculation. Diluted earnings per share consider the effects of dilutive convertible securities and stock options.

      CONCENTRATIONS OF CREDIT RISK--Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, premiums receivable, and reinsurance recoverables (see Notes 4, 5, and 6). Concentrations of credit risk with respect to premiums receivable are limited due to the large number of entities comprising the Company's customer base.

      STOCK-BASED COMPENSATION--The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed by
Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO
EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the estimated market price of the Company's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized in the period the compensation is earned and measured using the quoted market price on the effective grant date.

      At December 31, 2005, the Company has two primary stock option plans, which are described more fully in Note 16. No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to
stock-based employee compensation (in thousands, except per share data):

                                                                                              2005           2004          2003
                                                                                           ----------     ----------    ----------

Net income ............................................................................    $   16,785     $    5,030    $      935
Deduct: total stock-based employee compensation expense determined under fair value
  based method for all awards--net of related tax effects .............................           (35)          (113)         (137)
Pro forma net income ..................................................................    $   16,750     $    4,917    $      798
Basic earnings per share--as reported .................................................    $     3.13     $     0.94    $     0.17
Basic earnings per share--pro forma ...................................................          3.12           0.92          0.15
Diluted earnings per share--as reported ...............................................          1.76           0.53          0.10
Diluted earnings per share--pro forma .................................................          1.75           0.51          0.08

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      The fair value for these options was estimated at the date of grant using the minimum value option pricing model, which assumes zero volatility with the following assumptions: risk-free interest rates equal to the five-year U.S.
Treasury Bill rate on the grant date; expected dividend yield of 0%; expected life equal to the life of the options between four and five years; and stock price on the date of grant.

      SEGMENT REPORTING--The Company operates in a single industry segment, property and casualty insurance specializing in workers' compensation insurance.

      RECLASSIFICATIONS--Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS-- In December 2004, the FASB issued SFAS No.
123 (revised 2004) (SFAS No. 123R), SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.
SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal
2006. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method.
Depending on the future use of share-based payments, the adoption of SFAS No.
123R could have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS
No. 123 pro forma expense.

      In March 2005, the SEC released Staff Accounting Bulletin No. 107,
SHARE-BASED PAYMENT ("SAB 107"). SAB 107 sets forth the SEC staff's position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance relating to the interaction between SFAS No. 123R and certain SEC rules and regulations. In addition, SAB 107 provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB
107 on our consolidated financial statements as we prepare to adopt SFAS No.
123R.

      In May 2005, FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR
CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3 ("SFAS
No. 154"). SFAS No. 154 replaces APB Opinion No. 20, ACCOUNTING CHANGES, and
SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and
changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 also provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It also addresses the reporting of a correction of an error by restating the previously issued financial statements. SFAS No. 154 is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We believe that
SFAS No. 154 will not have a material effect on our financial condition or results of operations.

      In June 2005, the FASB directed the staff to issue the proposed FASB Staff
Proposal ("FSP") Emerging Issues Task Force ("EITF") Issue 03-1 as final and retitled it as FSP FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND
ITS APPLICATION TO CERTAIN INVESTMENTS. It replaces existing guidance in EITF
03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO
CERTAIN INVESTMENTS, and clarifies that an impairment should be recognized as a loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell the investment has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy regarding other-than-temporary impairments complies with FSP FAS 115-1, and therefore the adoption of this standard is not expected to have a significant impact on our net income or equity.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2. REGULATORY REQUIREMENTS AND RESTRICTIONS (UNAUDITED)

      AmCOMP Preferred and AmCOMP Assurance are required to periodically submit financial statements prepared in accordance with prescribed or permitted statutory accounting practices ("SAP") to the Florida Department of Financial
Services ("FDFS"). Such practices vary from GAAP. Prescribed SAP includes state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC").
Permitted SAP encompasses all accounting practices that are not prescribed; such practices may differ from company to company and may not necessarily be permitted in subsequent reporting periods.

      AmCOMP Preferred and AmCOMP Assurance are subject to comprehensive supervision and regulation by the FDFS. Florida statute Section 624.408 requires
AmCOMP Preferred and AmCOMP Assurance to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section
624.4095 requires AmCOMP Preferred and AmCOMP Assurance to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended
December 31, 2005 and 2004, AmCOMP Preferred and AmCOMP Assurance were in compliance with the statute.

      Additionally, AmCOMP Preferred and AmCOMP Assurance are required to comply with NAIC risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions.

      As of December 31, 2005 and 2004, AmCOMP Preferred's and AmCOMP
Assurance's total adjusted capital is above all regulatory action levels.

      Statutory-basis net income (loss) for AmCOMP Preferred and AmCOMP
Assurance for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

                                          2005            2004             2003
                                        -------         -------          -------
AmComp Preferred ..............         $ 5,922         $(5,686)         $ 2,676
AmComp Assurance ..............           6,078          (1,467)           1,171

      Statutory-basis capital and surplus for AmCOMP Preferred and AmCOMP
Assurance as of December 31, 2005 and 2004 is as follows (in thousands):

                                                         2005              2004
                                                       -------           -------
AmComp Preferred(a) ........................           $96,175           $81,652
AmComp Assurance ...........................            55,337            48,465
(a) includes AmCOMP Preferred's equity ownership in AmCOMP Assurance's capital and surplus

      Under Florida insurance regulations, the maximum dividend to stockholders that may be paid without prior approval by the FDFS is specifically defined by the Florida insurance laws and regulations and is generally based on operating results and capital and surplus. For AmCOMP Preferred and AmCOMP Assurance, no dividends were paid during 2005 and 2004. As of December 31, 2005 and 2004,
AmCOMP Preferred had $9,617,000 and $8,050,000, respectively, available to pay dividends without prior approval. As of December 31, 2005, AmCOMP Assurance had
$1,370,000 available to pay dividends without prior approval. As of December 31,
2004, AmCOMP Assurance could not pay any dividends without prior approval.

      Stock insurance companies are subject to statutes related to excess profits for workers' compensation insurance companies. No amounts have been provided for excess profits in the accompanying financial statements.

3. STATE OF FLORIDA SDTF

      The state of Florida maintains the SDTF for the purpose of providing benefits to workers who have a pre-existing condition and incur a second or subsequent injury. The SDTF is funded through annual assessments against

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

workers' compensation insurers, which are based on a percentage of net workers'
compensation premiums written. Assessments were $4,772,000, $3,901,000 and
$3,356,000 for the years ended December 31, 2005, 2004 and 2003, respectively, of which $1,974,000, $1,788,000 and $1,429,000 are deferred.

      AmCOMP Preferred submits claims to the SDTF for recovery of applicable claims paid on behalf of AmCOMP Preferred's insured. Because of the uncertainty of the collectibility of such amounts, SDTF recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the SDTF were approximately $1,151,000, $2,547,000, and $1,493,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

      The SDTF currently has significant unfunded liabilities. It is not possible to predict how the SDTF will operate, if at all, in the future after further legislative review. Changes in the SDTF's operations could decrease the availability of recoveries from the SDTF, increase SDTF assessments payable by
AmCOMP Preferred and/or result in the discontinuation of the SDTF and thus could have an adverse effect on AmCOMP Preferred's business, financial condition, and its operations. Under current law, future assessments are capped at 4.52% of net written premiums, and no recoveries can be made for losses incurred by the SDTF after January 1, 1998.

4. INVESTMENTS

      The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at December 31, 2005 and
2004 (in thousands):

                                                                                            Gross           Gross
                                                                           Amortized     Unrealized       Unrealized
                                                                             Cost           Gains           Losses        Fair Value
                                                                           --------        --------        --------        --------

Available-for-sale securities at December 31, 2005:
  U.S. Treasury securities .........................................       $ 38,136        $  1,094        $    636        $ 38,594
  Agency ...........................................................         29,895               9             580          29,324
  Municipalities ...................................................         44,472               0             781          43,691
  Corporate debt securities ........................................        176,180              68           3,577         172,671
  Mortgage-backed securities .......................................         11,591               2             209          11,384
                                                                           --------        --------        --------        --------
    Total fixed maturity securities ................................       $300,274        $  1,173        $  5,783        $295,664
                                                                           ========        ========        ========        ========
Held-to-maturity securities at December 31, 2005:
  Mortgage-backed securities .......................................       $ 31,793        $     11        $    478        $ 31,326
                                                                           ========        ========        ========        ========

Available-for-sale securities at December 31, 2004:
   U.S. Treasury securities ........................................       $ 28,049        $  1,021        $    324        $ 28,746
   Agency ..........................................................         35,755              50             358          35,447
   Municipalities ..................................................         26,833              78              80          26,831
   Corporate debt securities .......................................        109,237             674             717         109,194
   Mortgage-backed securities ......................................         17,273              52              81          17,244
                                                                           --------        --------        --------        --------
     Total fixed maturity securities ...............................       $217,147        $  1,875        $  1,560        $217,462
                                                                           ========        ========        ========        ========
Held-to-maturity securities at December 31, 2004:
   Mortgage-backed securities ......................................       $  9,792        $     --        $     29        $  9,763
                                                                           ========        ========        ========        ========

      The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at
December 31, 2005 are summarized by maturity as follows (in thousands):

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                     Available-for-sale       Held-to-maturity
                                   ---------------------   ---------------------
                                   Amortized               Amortized
                                      Cost    Fair Value      Cost    Fair Value
                                   ---------  ----------   ---------  ----------

Years to maturity:
   One or less                     $  32,307   $  32,028          --          --
   After one through five            164,041     160,734          --          --
   After five through ten             83,582      81,756          --          --
   After ten                           8,753       9,762          --          --
   Mortgage-backed securities         11,591      11,384      31,793      31,326
                                   ---------   ---------   ---------   ---------
Total                              $ 300,274   $ 295,664      31,793      31,326
                                   =========   =========   =========   =========

      The foregoing data is based on the stated maturities of the securities.
Actual maturities may differ as borrowers may have the right to call or prepay obligations.

      At December 31, 2005 and 2004, bonds with an amortized cost of $19,245,000 and $37,157,000 and a fair value of $20,186,000 and $37,962,000, respectively, were on deposit with various states' departments of insurance in accordance with regulatory requirements. Additionally, at December 31, 2005 and 2004, bonds with an amortized cost of $6,000,000 and $9,792,000, respectively, were held in a reinsurance trust to the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the
Orion Companies.

      Major categories of the Company's net investment income for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in thousands):

                                                 2005         2004         2003
                                               -------      -------      -------
Income:
   Fixed maturity securities ............      $11,038      $ 6,484      $ 5,195
   Cash and cash equivalents ............          674          317          194
                                               -------      -------      -------
   Investment income ....................       11,712        6,801        5,389
   Investment expenses ..................          914          724          586
                                               -------      -------      -------
Net investment income ...................      $10,798      $ 6,077      $ 4,803
                                               =======      =======      =======

      Proceeds from the sale of available-for-sale fixed maturity securities during the years ended December 31, 2005, 2004 and 2003 were $33,420,000,
$49,222,000 and $53,182,000, respectively. Gross gains of $187,000, $1,174,000 and $2,726,000 and gross losses of $572,000, $185,000 and $78,000 were realized in the years ended December 31, 2005, 2004 and 2003, respectively, on those sales.

      The Company continuously monitors its portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. An investment in fixed maturity security is impaired if its fair value falls below its book value. Factors considered in determining whether an impairment is considered to be other-than-temporary include length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company's ability and intent to hold the security until its expected recovery.

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                          Unrealized   Number of
                                            Fair Value      Losses      Issues
                                            ----------    ----------   ---------
Less than 12 months:
   U.S. Treasury securities ............     $  18,860    $     209            9
   Agency ..............................         9,965           84            6
   Municipalities ......................        30,461          509           19
   Corporate debt securities ...........       109,539        2,199           76
   Mortgage-backed securities ..........        25,359          328           16
                                             ---------    ---------    ---------
Total ..................................     $ 194,184    $   3,329          126
                                             =========    =========    =========
Greater than 12 months:
   U.S. Treasury securities ............     $   9,514    $     427           14
   Agency ..............................        19,095          496           15
   Municipalities ......................        13,221          272           10
   Corporate debt securities ...........        52,248        1,378           57
   Mortgage-backed securities ..........        11,906          359            6
                                             ---------    ---------    ---------
Total ..................................     $ 105,984    $   2,932          102
                                             =========    =========    =========
Total fixed maturity securities:
   U.S. Treasury securities ............     $  28,374    $     636           23
   Agency ..............................        29,060          580           21
   Municipalities ......................        43,682          781           29
   Corporate debt securities ...........       161,787        3,577          133
   Mortgage-backed securities ..........        37,265          687           22
                                             ---------    ---------    ---------
Total fixed maturity securities ........     $ 300,168    $   6,261          228
                                             =========    =========    =========

      At December 31, 2005, there were no investments in fixed maturity securities with individual material unrealized losses, nor any impaired fixed maturity securities determined to be other than temporary.

5. PREMIUMS RECEIVABLE

      Major categories of the Company's premiums receivable at December 31, 2005 and 2004 are summarized as follows (in thousands):

                                                          2005           2004
                                                       ---------      ---------
Direct billed premiums receivable ................     $  18,197      $  20,292
Estimated future audit premiums ..................        11,759         10,668
Collateralized premiums receivable ...............           132             70
Premiums receivable deferred installments ........        79,321         76,608
                                                       ---------      ---------
                                                         109,409        107,638
Less allowance for doubtful accounts .............        (4,887)        (6,000)
                                                       ---------      ---------
Net premiums receivable ..........................     $ 104,522      $ 101,638
                                                       =========      =========

6. REINSURANCE

      Certain premiums and losses are ceded to other insurance companies under quota share reinsurance arrangements and various aggregate and specific excess of loss reinsurance agreements. The ceded reinsurance agreements are intended to provide the Company with the ability to maintain its exposure to loss within its capital resources. Losses ceded under these treaties are estimated based on ultimate losses. These estimates are subject to the effects of trends in loss severity. Although considerable variability is inherent in such estimates, management believes that their estimates of losses ceded under these treaties are reasonable. These estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

A summary of specific and aggregate reinsurance retention limits follows (in thousands):

                                                       Specific       Aggregate
Accident Year                                         Retention       Retention
-------------                                         ---------       ---------
1987................................................      $500           $2,070
1988................................................       500            2,080
1989 and 1990.......................................       500        Unlimited
1991 through 1993...................................       500        Unlimited
1994................................................       400        Unlimited
1995................................................       400           28,000
1996................................................       500        Unlimited
1997................................................       500        Unlimited
1998................................................       500        Unlimited
1999................................................       250        Unlimited
2000................................................       250        Unlimited
2001................................................       250        Unlimited
2002(a).............................................       500        Unlimited
2003................................................     1,000        Unlimited
2004(b).............................................     1,000        Unlimited
2005................................................     2,000        Unlimited

----------
(a) For policies effective in 2002, the specific retention is $500,000. The reinsurer's limit on policies effective in 2002 was $50,000,000. The Company also retained 10% of the layer from $1,000,000 to $10,000,000 for the first half of 2002 on policies effective in 2002 and 10% of the layer from $5,000,000 to
$10,000,000 for the second half of 2002 for policies effective in 2002.

(b) For inforce, new and renewal policies effective in 2004, the specific retention is $1,000,000. The Company also retained 10% of the layer from
$5,000,000 to $10,000,000.

      Effective January 1, 2003, the Company entered into a 35% quota share reinsurance agreement with three companies rated A- and higher by A.M. Best.
Under the agreement, the Company ceded 35% of the subject written premium
(defined as gross written premium less specific excess reinsurance premiums) in
2003, with a provisional ceding commission of 30%. In particular, the Company ceded 35% of its ultimate subject losses and ALAE (not to exceed 35% of
$1,000,000 each occurrence) up to a loss ratio of 66%. The Company retained 100%
of all losses in a loss ratio corridor between 66% and 78.25%. If the loss ratio exceeded 78.25%, the Company would resume ceding 35% of the net losses up until a loss ratio cap of 105%. In addition, a loss ratio cap existed that limited the non-Florida business to 115% of premiums written outside of Florida.

      Effective January 1, 2004, the Company entered into a 30% quota share reinsurance agreement with a company rated A++ by A.M. Best. Under the agreement, the Company ceded 30% of the subject written premium (defined as gross written premium less specific excess reinsurance premiums) in 2004, with a provisional ceding commission of 31%. The reinsurer's liability is limited to
130% of the gross earned reinsurance premium under any agreement year. In addition, the reinsurer's liability shall not exceed the reinsurer's portion of the estimated net loss as evaluated and reported by the Company 24 months after the inception of each agreement year. This treaty was terminated for new and renewal business on or after July 1, 2004. Furthermore, the remaining exposures for claims occurring prior to June 30, 2004 were commuted. Effective July 1,
2005, the Company terminated the 2004 quota share reinsurance that was maintained on a run-off basis for policies written prior to June 30, 2004.

      Insurance premiums for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in thousands):

                                                      2005                        2004                        2003
                                            ----------------------       ----------------------      -----------------------
                                             Written       Earned         Written       Earned        Written        Earned
                                            --------      --------       --------      --------      --------       --------

Direct.................................     $270,331      $267,809       $260,173      $249,526      $231,083       $219,400
Assumed................................        6,764         8,308         10,808         9,919         8,401          6,889
Ceded..................................       (9,442)      (19,514)       (53,509)      (78,259)      (94,532)       (62,002)
                                            --------      --------       --------      --------      --------       --------
Net....................................     $267,652      $256,603       $217,472      $181,186      $144,952       $164,287
                                            ========      ========       ========      ========      ========       ========

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      Incurred losses and loss adjustment expenses for the years ended December
31, 2005, 2004 and 2003 are summarized as follows (in thousands):

                                                                                   2005             2004             2003
                                                                                 --------         --------         --------

Direct losses and loss adjustment expenses incurred.......................       $144,832         $162,250         $132,758
Assumed losses and loss adjustment expenses incurred......................          8,164            8,750            5,332
Ceded losses and loss adjustment expenses incurred........................         (9,333)         (51,879)         (28,572)
                                                                                 --------         --------         --------
Net losses and loss adjustment expenses incurred..........................       $143,663         $119,121         $109,518
                                                                                 ========         ========         ========

      Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses were $83,861,000 and $112,417,000 at December 31, 2005 and 2004,
respectively, of which $45,630,000 and $43,795,000, respectively, was recoverable from one reinsurer. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance contracts do not relieve the Company from its obligations to policyholders.
Failure of reinsurers to honor their obligations could result in losses to the
Company.

7. INSURANCE DEPOSITS

      Effective January 1, 2002, the Company entered into a reinsurance agreement that had the features of both quota share and aggregate reinsurance with a company rated A- by A.M. Best. The Company determined this agreement did not transfer insurance risk and accounted for this agreement using deposit accounting. Under the agreement, the Company ceded 40% of the net written premium on Florida policies in 2002, with a ceding commission of 36%. Under this agreement, the Company retained losses and ALAE up to 35.2% of direct premiums net of excess reinsurance premiums ("subject premiums"). The reinsurer was then responsible for losses exceeding 35.2% of subject premiums up to a loss ratio of
64% of subject premiums. The Company retained losses in the corridor between 64%
of subject premiums up to 67.5% of subject premiums. In the corridor between
67.5% of subject premiums and 74% of subject premiums, the Company retained 60%
of the losses, and the reinsurer was responsible for 40%. The Company was responsible for all losses in excess of 74% of subject premiums.

      Effective January 1, 2001, the Company entered into a 50% quota share reinsurance agreement with a company rated A- by A.M. Best. The Company determined this agreement did not transfer insurance risk and accounted for this agreement using deposit accounting. Under this agreement, the Company ceded 50%
of premiums written net of premiums ceded for specific excess and facultative reinsurance on Florida business on or after January 1, 2001 for a ceding commission of 47%. The Company ceded 50% of losses and LAE net of losses and LAE ceded for excess and facultative reinsurance until a net loss and LAE ratio of
60%. The Company retained all losses and LAE in a corridor between 60% and
63.5%, and the Company resumed ceding 50% of net losses and LAE after 63.5% up to a cap of 75.5%. All losses and LAE, in excess of the cap, are retained by the
Company. This agreement was amended to cede 65% of the Florida business written on or after July 1, 2001.

      Effective December 26, 2003, the Company executed reinsurance commutation and release agreements to terminate these reinsurance agreements. As a result, the reinsurer is no longer liable for any losses that were previously covered by these agreements. The Company received $34.13 million in cash from the reinsurer and recorded a pretax charge of $2.06 million. The pretax charge was the difference between the consideration received from the reinsurer and the insurance deposit balance on the Company's books at the time of commutation.

      Activity in the insurance deposits account during 2003 was as follows (in thousands):

Insurance deposits as of December 31, 2002 ...................         $ 42,524

Insurance deposits made ......................................            2,060
Less claims paid .............................................           (7,705)
Less interest expense ........................................             (691)
Commutation ..................................................          (36,188)
                                                                       --------
Insurance deposits as of December 31, 2003 ...................         $     --
                                                                       ========

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      The insurance deposits were fully collateralized.

8. FEDERAL AND STATE INCOME TAXES

      Significant components of income tax for the years ended December 31,
2005, 2004 and 2003 are as follows (in thousands):

                                                 2005        2004        2003
                                               --------    --------    --------
Current expense (benefit)
  Federal ..................................   $  9,555    $  1,891    $  5,587
  State ....................................      1,205        (277)        929
                                               --------    --------    --------
    Total current tax expense ..............   $ 10,760    $  1,614    $  6,516
                                               --------    --------    --------
Deferred expense (benefit)
  Federal ..................................   $ (1,123)   $  1,461    $ (5,370)
  State ....................................       (311)      1,200        (514)
                                               --------    --------    --------
    Total deferred tax expense (benefit) ...     (1,434)      2,661      (5,884)
                                               --------    --------    --------
    Income tax expense .....................   $  9,326    $  4,275    $    632
                                               ========    ========    ========

      The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the years ended December
31, 2005, 2004 and 2003 (in thousands):

                                                          2005%          2004%         2003%
                                                        ---------     --------    ---------      --------    ---------     --------

Income tax at statutory rate .........................  $   9,139         35.0%   $   3,164          34.0%   $     548         35.0%
Permanent differences:
  State income taxes .................................        844          3.2          159           1.7           56          3.6
  Tax-exempt interest ................................       (584)        (2.2)        (199)         (2.1)        (105)        (6.7)
  Non-deductible meals and entertainment .............        350          1.3          152           1.6           94          6.0
  Change in deferred tax rate ........................         --           --        1,216          13.1           --           --
  Other expense--net .................................       (423)        (1.6)        (217)         (2.3)          39          2.5
                                                        ---------     --------    ---------      --------    ---------     --------
Effective income tax expense .........................  $   9,326         35.7%   $   4,275          46.0%   $     632         40.4%
                                                        =========     ========    =========      ========    =========     ========

      The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of December 31, 2005 and 2004 are presented below (in thousands):

                                                         2005            2004
                                                       --------        --------
Deferred tax assets:
  Loss reserve adjustments .....................       $ 13,432        $ 11,492
  Unearned and advance premiums ................          8,043           7,215
  Allowance for bad debt .......................          1,774           2,165
  Policyholder dividends .......................          2,409           2,282
  FAS 115 unrealized losses ....................          1,674              --
  Other ........................................            947             851
                                                       --------        --------
    Total deferred tax assets ..................         28,279          24,005
Deferred tax liabilities:
  Deferred policy acquisition expenses .........         (7,049)         (5,336)
  FAS 115 unrealized gains .....................             --            (115)
  Other ........................................           (359)           (908)
                                                       --------        --------
    Total deferred tax liabilities .............         (7,408)         (6,359)
                                                       --------        --------
    Total net deferred tax assets ..............       $ 20,871        $ 17,646
                                                       ========        ========

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9. UNPAID LOSSES AND LAE

      The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 (in thousands):

                                                                                                 2005          2004
                                                                                              ---------     ---------

Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of period ..    $ 297,698     $ 251,122
Less reinsurance recoverables on unpaid losses and LAE at beginning of period ............      107,155        94,427
                                                                                              ---------     ---------
Unpaid losses and LAE, net of related reinsurance recoverables at beginning of period ....      190,543       156,695
                                                                                              ---------     ---------
Add provision for losses and LAE, net of reinsurance, occurring in:
  Current period .........................................................................      168,355       127,458
  Prior periods ..........................................................................      (24,692)       (8,337)
                                                                                              ---------     ---------
Incurred losses during the current period ................................................      143,663       119,121
                                                                                              ---------     ---------
Deduct payments for losses and LAE, net of reinsurance, occurring in:
  Current period .........................................................................       48,299        25,951
  Prior periods ..........................................................................       54,709        59,322
                                                                                              ---------     ---------
Payments for losses and LAE during the current period, net of reinsurance ................      103,008        85,273
                                                                                              ---------     ---------
Unpaid losses and LAE, net of related reinsurance recoverables at end of period ..........      231,198       190,543
Reinsurance recoverables on unpaid losses and LAE at end of period .......................       78,659       107,155
                                                                                              ---------     ---------
Unpaid losses and LAE, gross of reinsurance recoverables on unpaid losses at end of period    $ 309,857     $ 297,698
                                                                                              =========     =========

      The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, at December 31, 2004 and 2003 decreased during the years ended December 31, 2005 and 2004 by $24,692,000 and $8,337,000,
respectively, as a result of actual loss development emerging more favorably than expected. Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the
Company's loss and loss adjustment expenses.

      The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary. Changes in the Company's estimate of reserves for losses and loss adjustment expenses are reflected in operations in the period in which the estimates are changed.

10. POLICYHOLDER DIVIDENDS

      Certain policyholders have entered into agreements that provide the opportunity for dividends. The amount that will ultimately be payable as dividends is determined by management, based on the overall profitability of the
Company. Once the amount of the total dividend that will be paid for a policy year is determined, the dividend is accrued and allocated ratably to the participating policies, based on the policyholders' loss experience.
Approximately 25%, 22% and 18% of the total business was subject to dividend participation during the years ended December 31, 2005, 2004 and 2003, respectively. The dividends are ultimately paid at the sole discretion of the
Board of Directors (the "Board") and must be approved by the Board prior to payment.

      Board-mandated dividends accrued for 2005, 2004 and 2003 policies reflect the full potential amount allowed under the respective policies.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

11. COMMITMENTS AND CONTINGENCIES

      LITIGATION--AmCOMP along with AmCOMP Preferred and AmCOMP Assurance are collectively defendants in identical actions commenced in Pennsylvania and
Florida courts by the Insurance Commissioner of Pennsylvania, acting in the capacity as liquidator of Reliance Insurance Company. The complaints in those actions allege that preferential payments were made by Reliance Insurance
Company under the formerly existing reinsurance agreement with AmCOMP Preferred and AmCOMP Assurance and seek damages in the amount of approximately $2.3 million. AmCOMP, along with AmCOMP Preferred and AmCOMP Assurance, has made various motions addressed to these complaints. The Company, based on the advice of counsel, believes that it has a variety of factual and legal defenses, including a right of offset related to the statement of claim filed by the
Company and Preferred in the Reliance Insurance Company liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement.
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company accrued $1.3 million as of December 1, 2005 related to those matters ($0.8 million was accrued in the fourth quarter of
2005).

      The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

      LEASES--The Company leases office space, equipment and automobiles under noncancelable lease agreements. Rental expense was $2,628,000, $2,609,000 and
$2,131,000 for 2005, 2004 and 2003, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more as of
December 31, 2005 are as follows (in thousands):

Year Ended December 31,
-----------------------
     2006 .................................................               $2,302
     2007 .................................................                2,081
     2008 .................................................                1,393
     2009 .................................................                  575
     2010 .................................................                  127
                                                                          ------
                                                                          $6,478

      The Company has entered into employment contracts with certain of its executives. These contracts generally provide for continuing compensation for a period of 12 to 18 months if the executives are released without cause, except that contract of the chief executive officer provides for compensation for a period equal to the greater of 18 months or the number of months then remaining in the term of the contract.

      The Company is assessed amounts by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. At December 31,
2005 and 2004, the Company has accrued $4,932,000 and $4,318,000, respectively, for guaranty fund assessments. Expenses incurred for guaranty fund assessments, were $3,722,000, $3,081,000, and $4,255,000 in 2005, 2004, and 2003,
respectively. Guaranty fund assessments may be partially recovered through a reduction in future premium tax in certain states. Receivables for future premium tax deductions related to these assessments of $2,690,000 and $3,122,000 were recorded at December 31, 2005 and 2004 in other assets on the balance sheet. The assessments are expected to be paid in 2006 and the recorded premium tax offsets are expected to be realized in 2006 through 2013.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS,
requires disclosure of the estimated fair value of all financial instruments, including both assets and liabilities, unless specifically exempted.

      The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

      CASH AND CASH EQUIVALENTS--The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value due to the short-term nature of those items.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      INVESTMENT SECURITIES--Fair values for fixed maturity securities and other invested assets are based on quoted market prices where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services (see Note 4).

      NOTES PAYABLE--The Company's note payable is a floating rate long-term debt. Accordingly, the carrying amount is estimated to approximate the fair value.

13. 401(K) SAVINGS PLAN

      The Company sponsors a 401(k) tax-deferred retirement savings plan (the
"Plan") for its employees. The Plan is approved by the Internal Revenue Service and is administered by a national financial management service. All employees with at least six months of service are eligible to participate. The Company matches the employee's contribution at 100% for the first 2% of salary and 50%
for the next 4% of salary. Expenses relating to the Plan were $570,000, $525,000 and $427,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

14. NOTES PAYABLE

      On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution whereby the Company borrowed $11,250,000.
The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin. The expiration date on the loan is April 10, 2010. The Loan is collateralized by $25,500,000 of surplus notes issued by AmCOMP Preferred and
AmCOMP Assurance and the stock of AmCOMP Preferred. During 2003, the Loan was refinanced whereby the Company borrowed an additional $5,531,000. At December
31, 2005 and 2004, the principal balance was $8,036,000 and $9,821,000, respectively. The interest rate was 6.86% at December 31, 2005. Interest paid during 2005 and 2004 totaled $495,000 and $418,000, respectively.

      The Loan contains various restrictive covenants and certain financial covenants. At December 31, 2005, the Company was in compliance with all restrictive and financial covenants.

      Any modification to the principal balance would require renegotiation of the loan.

      On April 29, 2004, the Company issued a $10,000,000 surplus note in return for $10,000,000 in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments beginning on August 15, 2004. The interest rate resets quarterly at a rate of
425 basis points in excess of the then 90-day London Interbank Offered Rate. As of December 31, 2005 the rate in effect was 8.58%. Approved interest paid through December 31, 2005 totals $1,050,000 of which $737,000 was paid in 2005 and $313,000 was paid in 2004. Unpaid and unapproved interest as of December 31,
2005 and 2004 was $107,000 and $84,000, respectively. Both the payment of interest and repayment of the principal are subject to the prior approval of the
FDFS.

      On May 26, 2004, the Company issued a $12,000,000 surplus note, in return for $12,000,000 in cash, to ICONS, Inc., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments beginning on August
24, 2004. The interest rate resets quarterly at a rate of 425 basis points in excess of the 90-day London Interbank Offered Rate. As of December 31, 2005 the
rate in effect was 8.64%. Approved interest paid through December 31, 2005 totals $1,243,000 of which $893,000 was paid in 2005 and $350,000 was paid in
2004. Unpaid and unapproved interest as of December 31, 2005 and 2004 was
$104,000 and $82,000, respectively. Both the payment of interest and repayment of the principal are subject to the prior approval of the FDFS.

      On September 14, 2004, the Company issued a $10,000,000 surplus note, in return for $10,000,000 in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments beginning on December 15, 2004. The interest rate resets quarterly at a rate of
405 basis points in excess of the then 90-day London Interbank Offered Rate. As of December 31, 2005 the rate in effect was 8.54%. Approved interest paid through December 31, 2005 totals $886,000 of which $735,000 was paid in 2005 and
$151,000 was paid in 2004. Unpaid and unapproved interest as of December 31,
2005 and 2004 was $38,000 and $29,000, respectively. Both the payment of interest and repayment of the principal are subject to the prior approval of the
FDFS.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      Payments of principal due on the notes payable at December 31, 2005 are as follows (in thousands):

2006 ....................................................                $ 1,786
2007 ....................................................                  1,786
2008 ....................................................                  1,786
2009 ....................................................                  1,786
2010 and thereafter .....................................                 32,892
                                                                         -------
Total ...................................................                $40,036
                                                                         =======

15. CAPITAL STOCK

      CONVERTIBLE PREFERRED STOCK SERIES A--At December 31, 2005 and 2004,
2,400,000 shares of $1.00 par value, voting, participating, convertible preferred stock ("CPS") was authorized, issued, and outstanding. If the Company declares and pays a dividend on the common stock, the CPS stockholders are entitled to a dividend equal to the dividend that would have been payable to such holder if the shares had been converted. The CPS has a liquidation preference of $10 per share and is convertible, at the holder's option, into
1.7464 shares of the Company's common stock for each share of CPS held. The CPS will automatically convert into common stock upon consummation of a qualified public offering.

      MANDATORILY REDEEMABLE PREFERRED STOCK SERIES B--The Company is authorized to issue 1,000,000 shares of $1.00 par value, voting, nonconvertible, 10%
cumulative preferred stock ("RNCPS"). The RNCPS was mandatorily redeemable at
January 31, 2003. No shares of the RNCPS have been issued. The RNCPS is subordinate to the CPS.

      COMMON STOCK--There were 28,000,000 authorized shares of $.01 par value common stock as of December 31, 2005 and 2004. At December 31, 2005 and 2004,
5,501,936 shares were issued and 5,367,025 and 5,367,898, respectively, were outstanding. During 2005, the Company repurchased 873 shares at a purchase price of $4.24. During 2003, the Company repurchased 3,056 shares at a purchase price of $4.25. The repurchased shares are recorded as treasury stock on the consolidated balance sheets. Dividends are payable as declared by the Board and are subordinate to the CPS.

      The following table summarizes the number of shares of common stock issuable and reserved for future issuance at December 31, 2005 (in thousands):

                                                                            2005
                                                                           -----
Convertible preferred stock ................................               4,191
Employee stock options .....................................               1,269
                                                                           -----
Total ......................................................               5,460
                                                                           =====

16. STOCK OPTIONS

      During 1997, the Board approved a director stock option plan (the
"Directors Plan") and reserved 87,321 shares of common stock for issuance under this plan. Under the Directors Plan, options vest over a period determined at the time of grant and are exercisable over a five-year period after the date of grant for an exercise price equal to management's estimate of the fair market value of the common stock on the date of grant. Through December 31, 2005, options to purchase 75,969 shares have been granted, 57,632 have been forfeited, and 7,859 have been exercised. All remaining options expired, leaving no options outstanding as of December 31, 2005.

      During 1996, the Company approved an employee stock option plan (the
"Employee Plan") and reserved 272,878 shares of the Company's common stock for future issuance under this plan. The employee options vest over a period determined at the time of grant and are exercisable over a period of not more than ten years at an exercise price equal to management's estimate of the fair market value of the common stock at the date of grant in the case of incentive options and not less than 80% of such fair market value in the case of nonqualified options. During 2001, the Company increased the number of shares available for future issuance under the Employee Plan to 960,531. At December
31, 2005 and 2004, options to purchase 359,234 and 220,119 shares, respectively, were currently exercisable at an average exercise price of $9.77.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      Prior to 1999, the Company granted four executives options to purchase
236,608 shares of common stock under a nonqualified stock option agreement.
These options vested over a three- to five-year period and are exercisable over a ten-year period after the date of grant for an exercise price of $13.74 per share. At December 31, 2005 and 2004, 229,219 of the options are currently exercisable.

      The Company has elected to follow Accounting Principles Board ("APB")
Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors. Under APB No. 25, because the exercise price of the Company's employee stock options equals or is greater than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

      A summary of the Company's stock option activity through December 31, 2005 is as follows:

                                                      Employees, Directors, and
                                                             Executives
                                                  -----------------------------
                                                  Average Exercise    Number of
                                                        Price           Shares
                                                  ----------------   ----------
Outstanding--December 31, 2002 ..............        $    11.36         777,222
  Granted ...................................              8.89          70,610
  Exercised .................................                --              --
  Forfeited .................................             12.39        (106,531)
                                                     ----------      ----------
Outstanding--December 31, 2003 ..............             10.97         741,301
  Granted ...................................              9.30          43,660
  Exercised .................................                --              --
  Forfeited .................................              9.71        (111,258)
                                                     ----------      ----------
Outstanding--December 31, 2004 ..............             11.09         673,703
  Granted ...................................                --              --
  Exercised .................................                --              --
  Forfeited .................................             10.13         (28,106)
                                                     ----------      ----------
Outstanding--December 31, 2005 ..............        $    11.12         645,597
                                                     ==========      ==========

      As of December 31, 2005, 2004 and 2003, 588,453, 463,212 and 494,683
options were exercisable. The weighted-average remaining contractual life of the options are 1.4 years and 2.3 years as of December 31, 2005 and 2004, respectively. No options were granted in 2005. The estimated weighted-average fair value of options granted during 2004 and 2003 with an estimated stock price equal to the exercise price was $1.53 and $1.21 respectively.

                                              Options Outstanding                            Options Exercisable
                                ----------------------------------------------    -----------------------------------------
                                                         Weighted
                                                          Average     Weighted
                                                         Remaining    Average
                                Number Outstanding at   Contractual   Exercise    Number Exercisable at    Weighted Average
   Range of Exercise Prices       December 31, 2005        Life        Price        December 31, 2005       Exercise Price
------------------------------  ---------------------   -----------   --------    ---------------------    ----------------

                  $0.00-$ 8.99            87,114            2.03         $8.83            62,716                  $8.84
                   9.00-  9.99           285,605            1.39          9.32           252,859                   9.32
                  10.00- 14.00           272,878            1.28         13.74           272,878                  13.74
                                ---------------------   -----------   --------    ---------------------    ----------------
                                         645,597            1.43        $11.12           588,453                 $11.12
                                =====================   ===========   ========    =====================    ================

17. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                           2005         2004         2003
                                                                                        ----------   ---------    ---------

Numerator:
  Net income attributable to common stockholders....................................... $   16,785   $   5,030    $     935
                                                                                        ==========   =========    =========
Denominator:
  Weighted-average shares outstanding (denominator for basic earnings per share).......      5,367       5,368        5,368
  Plus effect of dilutive securities:
    Convertible preferred stock........................................................      4,191       4,191        4,191
    Employee stock options.............................................................          4           5            3
                                                                                        ----------   ---------    ---------
  Weighted-average shares outstanding and assumed conversions (denominator for diluted
    earnings per share)................................................................      9,562       9,564        9,562
                                                                                        ==========   =========    =========
Basic earnings per share............................................................... $     3.13   $    0.94    $    0.17
Diluted earnings per share............................................................. $     1.76   $    0.53    $    0.10

      For the years ended December 31, 2005, 2004 and 2003, outstanding employee stock options of 558,483, 585,767 and 651,797 have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

     Unaudited pro forma earnings per share for the year ended December 31, 2005 shown below reflects the conversion of the Company's CPS, which occurred immediately prior to the closing date of the Company's registration statement, as of the beginning of the period:

Earnings per share--Pro forma
  Basic                                                                $    1.76
  Diluted                                                              $    1.76
Weighted-average common shares outstanding--Pro forma
  Basic                                                                    9,558
  Diluted                                                                  9,562

18. SDTF DEPOSIT

      In 2001, the Florida Department of Labor and Employment Security ("FDLES")
asserted a claim against AmCOMP Preferred for unpaid assessments in the aggregate amount of $3,087,000 (the "FDLES Claim"). By subsequent act of the
Florida legislature, the FDLES no longer exists, and its duties and responsibilities in regard to matters of this type were transferred to the FDFS.
The FDLES Claim was based upon the allegation that AmCOMP Preferred underpaid assessments due the Florida Special Disability Trust Fund and the Florida
Workers' Compensation Administration Trust Fund. Although AmCOMP Preferred
disputed the FDLES Claim, it paid the FDLES Claim, applied for a refund, and reported the payment as a receivable from the FDFS. AmCOMP Preferred's refund application was denied, and AmCOMP Preferred instituted a civil action against the FDLES, in which AmCOMP Preferred sought a declaratory judgment adjudicating whether the FDLES Claim violates the United States Constitution and the constitution of the state of Florida and, therefore, whether the FDLES Claim was lawfully asserted against AmCOMP Preferred (the "Pending Action"). The Pending
Action further sought a judgment against the FDFS in the amount of $3,087,000, plus prejudgment interest. A March 2004 opinion in a consolidated appeal of the
FDFS, as appellant, and two insurance companies, as plaintiffs, the District
Court of Appeals First District, and the State of Florida found in favor of the appellant in legal issues essentially the same as those raised in the AmCOMP
Preferred Action. As a result, the Company believed that it would not prevail in the Pending Action and the Company expensed the balance of $3,087,000 in 2003.

19. SUBSEQUENT EVENT--STOCK OFFERING

      On February 9, 2006, the Company completed its initial public offering of
10,500,000 shares of its common stock $0.01 par value per share (the "Common
Stock"), at a price of $9.00 per share. Of the shares sold in the offering,
6,000,000 were offered by the Company and 4,500,000 were offered by selling shareholders. The Company's net proceeds from the offering were $48.0 million.
Additionally, on March 15, 2006, the underwriters of the Company's initial public offering of Common Stock, purchased an additional 274,000 shares of
Common Stock at a price of $9.00 per share pursuant to the partial exercise of the over-allotment option granted to them. All of the shares purchased upon exercise of the underwriters' option were sold by selling stockholders and the
Company did not receive any sale proceeds. The exercise of the over-allotment increased the size of the offering to 10,774,000 shares of Common Stock, of which 6,000,000 were offered and sold by the Company and 4,774,000 were offered and sold by selling stockholders.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      The Company's shares are listed on the NASDAQ National Market under the symbol "AMCP." On February 6, 2006, the Company affected a 1-for-2.2904 reverse stock split and immediately prior to the effectiveness of the stock offering, the Company increased the authorized common stock to 45,000,000 shares. As a result of this reverse stock split, $72,000 representing the par value of the reduction in shares issued, was transferred from common stock to additional paid-in capital. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split. At the effective date of the offering, the Company granted five-year options with respect to an aggregate of 758,039 shares at an exercise price equal to the initial public offering price to employees, including officers.

20. QUARTERLY RESULTS FOR 2005 AND 2004 (UNAUDITED)

                                     First      Second        Third      Fourth
                                    Quarter     Quarter      Quarter     Quarter
                                   ---------   ---------    ---------   ---------
2005
Revenues                           $ 63,122    $ 66,759     $ 68,457    $ 68,963
Expenses                             54,902      57,659       66,353      62,276
Net income                            5,327       5,220        1,579       4,659
Basic earnings per share               0.99        0.97         0.29        0.87
Diluted earnings per share             0.56        0.55         0.17        0.49

2004
Revenues                           $ 41,613    $ 43,788     $ 48,475    $ 54,701
Expenses                             39,744      48,389       45,786      45,353
Net income                            1,125      (3,203)       2,055       5,053
Basic earnings (loss) per share        0.21       (0.60)        0.38        0.94
Diluted earnings (loss) per share      0.12       (0.60)        0.21        0.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)
under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

CHANGES IN INTERNAL CONTROL

      As of the end of the period covered by this report, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

ITEM 9B. OTHER INFORMATION

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange
Commission not later than May 1, 2006 in connection with our annual meeting of stockholders (the "Proxy Statement") under the headings "Executive Officers,"
"Election of Directors," "Corporate Governance Principles and Board Matters,"
"Director Compensation" and "Compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the
Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the
Proxy Statement under the heading "Security Ownership of Certain Beneficial
Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the
Proxy Statement under the heading "Certain Relationships and Related
Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is incorporated by reference to the
Proxy Statement under the heading "Principal Accounting Fees and Services."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1. Financial Statements as of December 31, 2005 and December 31, 2004 and for
the three years ended December 31, 2005 included in Part II of this Form 10-K:

      Consolidated Balance Sheets

      Consolidated Statements of Income

      Statements of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this Report.

      Schedule II - Condensed Financial Information of Parent Company

      Schedule V - Valuation and Qualifying Accounts

Schedules not filed herewith are either to applicable, the information is not material or the information is set forth in the Consolidated Financial
Statements or notes thereto.

                               AMCOMP INCORPORATED
         SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                            CONDENSED BALANCE SHEETS

                                                                        December 31,
                                                                      2005        2004
                                                                   ----------  ----------
                                                                       (In Thousands)

ASSETS
Cash and cash equivalents .....................................    $      983  $    1,006
Investment in subsidiaries ....................................        66,921      54,902
Surplus notes receivable from affiliates ......................        25,500      25,500
Interest receivable on surplus notes receivable from affiliates         4,652       2,735
Receivable from affiliates ....................................           679       4,816
Other assets ..................................................         1,480         115
Income tax recoverable ........................................         1,164       3,125
                                                                   ----------  ----------
                                                                   $  101,379  $   92,199
                                                                   ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred taxes ................................................    $    1,689  $    1,665
Note payable ..................................................         8,036       9,821
Payable to affiliated companies ...............................        19,131      22,378
Other Liabilities .............................................           542          --
Stockholders' Equity
  Common stock ................................................            54          54
  Preferred stock .............................................        23,098      23,098
  Other stockholders' equity ..................................        48,829      35,183
                                                                   ----------  ----------
                                                                       71,981      58,335
                                                                   ----------  ----------
                                                                   $  101,379  $   92,199
                                                                   ==========  ==========

            See accompanying notes to condensed financial statements

                               AMCOMP INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                  Years Ended December 31,
                                                                                             ----------------------------------
                                                                                               2005         2004         2003
                                                                                             --------     --------     --------

                                                                                                     (In Thousands)

Revenues
Interest income .........................................................................    $  1,955     $  1,676     $  1,141
                                                                                             --------     --------     --------
Expenses
Other operating expenses ................................................................          62          835           46
Interest expense ........................................................................         545          380          410
                                                                                             --------     --------     --------
  Total expenses ........................................................................         607        1,215          456
                                                                                             --------     --------     --------
Income before income taxes and equity in undistributed earnings of consolidated subsidiaries    1,348          461          685
Income tax (benefit) expense ............................................................        (279)        (214)         614
Equity in undistributed earnings of consolidated subsidiaries ...........................      15,158        4,355          864
                                                                                             --------     --------     --------
Net Income ..............................................................................    $ 16,785     $  5,030     $    935
                                                                                             ========     ========     ========

            See accompanying notes to condensed financial statements

                               AMCOMP INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                              ----------------------------------
                                                                2005          2004        2003
                                                              --------     --------     --------
                                                                        (In Thousands)

OPERATING ACTIVITIES:
Net income ...............................................    $ 16,785     $  5,030     $    935
Adjustments to net income provided by operating activities
Equity in earnings of subsidiaries .......................     (15,158)      (4,355)        (864)
Interest receivable ......................................      (1,917)         235       (1,120)
Deferred income taxes ....................................          24        1,233          421
Income taxes payable .....................................       1,961       (1,683)      (3,843)
Other assets and other liabilities .......................      (1,365)         (14)          (1)
Payable to affiliated companies ..........................         890         (469)      12,193
Accounts payable and accrued expenses ....................         542           50         (100)
                                                              --------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................       1,762           27        7,621
                                                              --------     --------     --------
INVESTING ACTIVITIES:
Investment in subsidiary .................................          --           --      (11,286)
                                                                                        --------
NET CASH USED IN INVESTING ACTIVITIES ....................          --           --      (11,286)
                                                                                        --------
FINANCING ACTIVITIES:
Purchase of treasury stock ...............................          --           --          (13)
Payment of note payable ..................................      (1,785)      (1,786)       4,169
                                                              --------     --------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ......      (1,785)      (1,786)       4,156
                                                              --------     --------     --------
NET (DECREASE) INCREASE IN CASH ..........................         (23)      (1,759)         491
CASH AT BEGINNING OF YEAR ................................       1,006        2,765        2,274
                                                              --------     --------     --------
CASH AT END OF THE YEAR ..................................    $    983     $  1,006     $  2,765
                                                              ========     ========     ========

            See accompanying notes to condensed financial statements

                               AMCOMP INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. ACCOUNTING POLICIES

ORGANIZATION

      AmCOMP Incorporated (the "Company") is a Delaware-domiciled holding company organized for the purpose of acquiring and managing insurance entities.

BASIS OF PRESENTATION

      The condensed financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States.

      The accompanying condensed financial statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings (loss) of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

ESTIMATES AND ASSUMPTIONS

      Preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

2. NOTE PAYABLE

      On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution whereby the Company borrowed $11,250,000.
The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin. The expiration date of the loan is April 10, 2010. The Loan is collateralized by $25,500,000 of surplus notes issued by AmCOMP Preferred and
AmCOMP Assurance and the stock of AmCOMP Preferred. During 2003, the Loan was refinanced whereby the Company borrowed an additional $5,531,000. At December
31, 2005 and 2004, the principal balance was $8,036,000 and $9,821,000, respectively. The interest rate was 6.86% at December 31, 2005.

      Maturities of the Loan at December 31, 2005 are as follows (in thousands):

      2006 ............................................                   $1,786
      2007 ............................................                    1,786
      2008 ............................................                    1,786
      2009 ............................................                    1,786
      2010 and thereafter .............................                      892
                                                                          ------
      Total ...........................................                   $8,036
                                                                          ======

3. RELATED PARTY TRANSACTIONS

      On December 30, 1996, the Company loaned $10.0 million to AmCOMP Preferred
Insurance Company ("AmComp Preferred") and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on March 31,
1997 and payment of the principal on September 15, 2009. Interest accrues at an annual rate of 100 basis points in excess of the prime rate, which was 6.25% at
December 31, 2005. Both the payment of interest and principal require approval of the Florida Department of Financial Services ("FDFS"). Interest income was
$625,000, $500,000 and $425,000 for the years ended December 31, 2005, 2004 and
2003, respectively. Earned but unpaid interest as of December 31, 2005 and 2004 was $1,550,000 and $925,000, respectively. To preserve the surplus position of
AmCOMP Preferred, neither the Company nor AmCOMP Preferred has requested FDFS approval for the payment of additional interest beyond the aforementioned paid amounts.

                               AMCOMP INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      On December 31, 2000, the Company loaned $5.0 million to AmCOMP Assurance
Corporation ("AmComp Assurance") and received a surplus note in the same amount.
The note provides for quarterly interest payments beginning on March 31, 2001 and payment of the principal on March 31, 2006. Interest accrues at an annual rate of 10.0%. Both the payment of interest and principal require approval of the FDFS. Interest income was $500,000, $500,000 and $500,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Earned but unpaid interest as of December 31, 2005 and 2004 was $1,500,000 and $1,000,000, respectively. To preserve the surplus position of AmCOMP Assurance, neither the Company nor
AmCOMP Assurance has requested FDFS approval for the payment of additional interest beyond the aforementioned paid amounts.

      On December 31, 2002, the Company loaned $2.0 million to AmCOMP Assurance and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on March 31, 2003 and payment of the principal on
March 31, 2008. Interest accrues at an annual rate of 450 basis points in excess of the London Interbank Offered Rate ("LIBOR"), which was 8.03% at December 31,
2005. Both the payment of interest and principal require approval of the FDFS.
Interest income was $151,000, $117,000 and $107,000 for the years ended December
31, 2005, 2004 and 2003, respectively. No interest has been paid to date. Earned but unpaid interest as of December 31, 2005 and 2004 was $375,000 and $224,000,
respectively. To preserve the surplus position of AmCOMP Assurance, neither the
Company nor AmCOMP Assurance has requested FDFS approval for the payment of interest amounts.

      On March 31, 2003, the Company loaned $2.0 million to AmCOMP Assurance and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on June 30, 2003 and payment of the principal on
March 31, 2008. Interest accrues at an annual rate of 450 basis points in excess of LIBOR, which was 8.03% at December 31, 2005. Both the payment of interest and principal require approval of the FDFS. No interest has been paid to date.
Interest income was $151,000, $117,000 and $88,000 for the years ended December
31, 2005, 2004 and 2003, respectively. Earned but unpaid interest as of December
31, 2005 and 2004 was $356,000 and $205,000, respectively. To preserve the surplus position of AmCOMP Assurance, neither the Company nor AmCOMP Assurance has requested FDFS approval for the payment of interest amounts.

      On December 4, 2003, the Company loaned $6.5 million to AmCOMP Assurance and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on March 31, 2004 and repayment of the principal on
December 31, 2008. Interest accrues at an annual rate of 450 basis points in excess of LIBOR, which was 8.03% at December 31, 2005. Both the payment of interest and principal require approval of the FDFS. No interest has been paid to date. Interest income was $490,000, $381,000 and $0 for the years ended
December 31, 2005, 2004 and 2003 respectively. Earned but unpaid interest as of
December 31, 2005 and 2004 was $871,000 and $381,000, respectively. To preserve the surplus position of AmCOMP Assurance, neither the Company nor AmCOMP
Assurance has requested FDFS approval for the payment of interest amounts.

      As the Company does not keep significant cash on hand, it may find it necessary to borrow funds from subsidiaries to make tax, debt or other payments.
Additionally, as the Company files a consolidated tax return with its affiliates, it makes tax payments on behalf of subsidiaries, thereby creating a receivable from affiliates balance. The borrowings from affiliates, offset by receivables from affiliates, and interest receivable on surplus notes are recorded in the Receivable from or Payable to Affiliated Companies line items on the balance sheet. As of December 31, 2005 and 2004, the Company had recorded approximately $18,452,000 and $17,562,000, respectively, of net payables to affiliates.

4. FEDERAL AND STATE INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 was allocated as follows:

                               AMCOMP INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                  2005         2004         2003
                                                 -----        -----        -----
Current expense (benefits)
  Federal ................................       $(329)       $(227)       $ 103
  State ..................................          26         (506)          17
                                                 -----        -----        -----
    Total current (benefit) expense ......        (303)        (733)         120
                                                 -----        -----        -----
Deferred expense
  Federal ................................          22          471          432
  State ..................................           2           48           62
                                                 -----        -----        -----
    Total deferred expense ...............          24          519          494
                                                 -----        -----        -----
    Total tax (benefit) expense ..........       $(279)       $(214)       $ 614
                                                 =====        =====        =====

      AmCOMP's effective income tax rate differed from the statutory income tax rate for the years ended December 31, 2005, 2004 and 2003 as follows:

                                                  2005%       2004%       2003%
                                                 -----      -----     -----      -----      -----       ----

Statutory federal income tax rate ...........    $ 457       35.0%    $ 157       34.0%     $ 240       35.0%
Increases (reductions) in tax resulting from:
Surplus notes interest income deferred ......     (647)     (49.6)      471      102.2        392       57.2
NOL Florida state tax .......................       --         --      (835)     181.1)        --         --
State tax ...................................     (211)     (16.1)       (7)      (1.5)       (18)      (2.6)
Other .......................................      122        9.3        --         --         --         --
                                                 -----      -----     -----      -----      -----       ----
                                                 $(279)     (21.4)%   $(214)     (46.4)%    $ 614       89.6%
                                                 =====      =====     =====      =====      =====       ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities included at December 31, 2005 and 2004 are presented below:

                                                           2005            2004
                                                          ------          ------
Deferred Tax Liabilities:
Surplus Notes Interest Receivable ..............          $1,689          $1,665

                               AMCOMP INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                                                              Additions
                                                                    -------------------------------
                                                                       Charged/
                                                      Balance at    (credited)  to
                                                     beginning of      costs and       Charged to                    Balance at end
                                                        period         expenses      other accounts  Deductions (1)    of period
                                                     ------------   --------------   --------------  --------------  --------------
Year ended December 31, 2005
Allowance for uncollectible:

Premiums in course of collection ..............        $  6,000        $  1,525         $     --        $ (2,638)       $  4,887
                                                       ========        ========         ========        ========        ========
Year ended December 31, 2004
Allowance for uncollectible:

Premiums in course of collection ..............        $  8,841        $    156         $     --        $ (2,997)       $  6,000
                                                       ========        ========         ========        ========        ========
Year ended December 31, 2003
Allowance for uncollectible:

Premiums in course of collection ..............        $  7,423        $  4,330         $     --        $ (2,912)       $  8,841
                                                       ========        ========         ========        ========        ========

----------
(1)   Deductions include write-offs of amounts determined to be uncollectible.

                  See accompanying independent auditors' report

3. EXHIBIT INDEX

      The following is a list of exhibits filed as part of this Form 10-K:

                                  EXHIBIT INDEX

Number      Description of Exhibit
------      ----------------------

 3.1        Form of Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.1 to the
            Company's Registration Statement on Form S-1 (File No. 333-128272)
            (the "Form S-1").

 3.2        Form of Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1).

 4.1        Specimen Certificate for the Registrant's common stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

 4.2        Indenture, dated April 30, 2004, by and between AmCOMP Preferred
            Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Form S-1).

 4.3        Indenture, dated May 26, 2004, by and between AmCOMP Preferred
            Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Form S-1).

 4.4        Indenture, dated September 14, 2004, by and between AmCOMP Preferred
            Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.4 to the Form S-1).

 10.1       Registration Rights Agreement, dated as of January 26, 1996, by and among the Registrant and the stockholders party thereto
            (incorporated by reference to Exhibit 10.1 to the Form S-1).

 10.2       Amendment No. 1 to Stockholders Agreement and Registration Rights
            Agreement dated July 8, 1996 by and among the Registrant, Florida
            Administrators, Inc. and the stockholders party thereto
            (incorporated by reference to Exhibit 10.2 to the Form S-1).

 10.3       Loan Agreement, dated October 12, 2000, by and between the
            Registrant and AmSouth Bank (incorporated by reference to Exhibit
            10.3 to the Form S-1).

 10.4       First Amendment to Loan Agreement, dated April 25, 2003, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Form S-1).

 10.5       Second Amendment to Loan Agreement, dated April 23, 2004, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.5 to the Form S-1).

 10.6       Third Amendment to Loan Agreement, dated August 23, 2005, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.6 to the Form S-1).

 +10.7      1996 Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.7 to the Company's Form S-1).

 +10.8      Amended and Restated Directors' Stock Option Plan of the Registrant
            (incorporated by reference to Exhibit 10.8 to the Form S-1).

 +10.9      Form of 2005 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.9 to the Form S-1).

 +10.10     Form of Stock Option Award Agreement of the Registrant for options granted under the Registrant's stock option plans (incorporated by reference to Exhibit 10.10 to the Form S-1).

 +10.11     Amended and Restated Employment Agreement, dated as of August 22,
            2005, by and between the Registrant and Fred R. Lowe (incorporated by reference to Exhibit 10.11 to the Form S-1).

 +10.12     Amended and Restated Employment Agreement, dated as of August 22,
            2005, by and between the Registrant and Debra Cerre-Ruedisili
            (incorporated by reference to Exhibit 10.12 to the Form S-1).

 +10.13     Amended and Restated Employment Agreement dated as of August 22,
            2005, by and between the Registrant and Kumar Gursahaney
            (incorporated by reference to Exhibit 10.13 to the Form S-1).

 +10.14     Form of Executive Employment Agreement by and between the Registrant and other executive employees (incorporated by reference to Exhibit
            10.14 to the Form S-1).

 +10.15     Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit
            10.15 to the Form S-1).

 10.16      Lease Agreement for North Palm Beach Facility, dated December 31,
            2001, by and between 701 U.S. Highway 1, Inc. and AmCOMP Preferred
            Insurance Company (incorporated by reference to Exhibit 10.16 to the
            Form S-1).

 10.17      Office Lease Agreement for Maitland Facility, dated March 17, 1997, by and between Lincoln -300 Lincoln Place, Ltd. and Pinnacle
            Assurance Corporation (incorporated by reference to Exhibit 10.17 to the Form S-1).

 10.18      First Amendment to Lease Agreement for Maitland Facility, dated
            December 1, 2002, by and among Brookhaven (Maitland), LLC, Kpers
            Realty Holding Co. # 31, Inc. and AmCOMP Preferred Insurance Company
            (incorporated by reference to Exhibit 10.18 to the Form S-1).

 10.19      Second Amendment to Lease Agreement for Maitland Facility, dated May
            25, 2004, by and between Kpers Realty Holding Co. # 31, Inc. and
            AmCOMP Preferred Insurance Company (incorporated by reference to
            Exhibit 10.19 to the Form S-1).

 10.20      Purchase Agreement, dated April 29, 2004, by and between AmCOMP
            Preferred Insurance Company and Dekania CDO II, Ltd. (incorporated by reference to Exhibit 10.20 to the Form S-1)

 10.21      Floating Rate Surplus Note, dated April 29, 2004, from AmCOMP
            Preferred Insurance Company to Cede & Co., for $10.0 million
            (incorporated by reference to Exhibit 10.21 to the Form S-1).

 10.22      Purchase Agreement, dated May 26, 2004, by and between AmCOMP
            Preferred Insurance Company and Icons, Ltd. (incorporated by reference to Exhibit 10.22 to the Form S-1)

 10.23      Floating Rate Surplus Note, dated May 26, 2004, from AmCOMP
            Preferred Insurance Company to JP Morgan Chase Bank, as trustee, for
            $12.0 million (incorporated by reference to Exhibit 10.23 to the
            Form S-1).

 10.24      Purchase Agreement, dated September 14, 2004, by and between AmCOMP
            Preferred Insurance Company and Alesco Preferred Funding V, Ltd.
            (incorporated by reference to Exhibit 10.24 to the Form S-1)

 10.25      Floating Rate Surplus Note, dated September 14, 2004, from AmCOMP
            Preferred Insurance Company to Sigler & Co., for $10.0 million
            (incorporated by reference to Exhibit 10.25 to the Form S-1).

 10.26      Amended Tax Allocation Agreement, dated January 1, 1998, by and among the Registrant, AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation, Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.26 to the
            Form S-1)

 10.27      Service Company Contract, dated April 7, 1995, by and between FAI and Compensation Benefits, Inc. (incorporated by reference to
            Exhibit 10.27 to the Form S-1)

 10.28      Amendment to Service Company Contract, dated January 26, 1996, by and between FAI and Compensation Benefits, Inc. (incorporated by reference to Exhibit 10.28 to the Form S-1)

 10.29      Second Amendment to Service Company Contract, dated January 1, 2000, by and between Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.29 to the
            Form S-1)

 10.30      Third Amendment to Service Company Contract, dated December 16,
            1997, by and between Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.30 to the
            Form S-1)

 10.31      Fourth Amendment to Service Company Contract, dated January 1, 2000, by and between Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.31 to the
            Form S-1)

 10.32      Management Company Contract, dated April 7, 1995, by and between
            Pinnacle Assurance Corporation and FAI (incorporated by reference to
            Exhibit 10.32 to the Form S-1).

 10.33      Amendment to Management Company Contract, dated January 26, 1996, by and between Pinnacle Assurance Corporation and FAI (incorporated by reference to Exhibit 10.33 to the Form S-1).

 10.34      Second Amendment to Management Company Contract, dated January 1,
            2000, by and between Pinnacle Assurance Corporation and FAI
            (incorporated by reference to Exhibit 10.34 to the Form S-1).

 10.35      Management Company Contract, dated December 16, 1997 by and between
            AmCOMP Assurance Corporation and Pinnacle Administrative Company
            (incorporated by reference to Exhibit 10.35 to the Form S-1).

 10.36      Reinsurance Pooling Agreement, dated May 10, 2001, by and between
            AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation
            (incorporated by reference to Exhibit 10.36 to the Form S-1).

 10.37      First Amendment to Reinsurance Pooling Agreement, dated December 31,
            2003, by and between AmCOMP Preferred Insurance Company and AmCOMP
            Assurance Corporation (incorporated by reference to Exhibit 10.37 to the Form S-1).

 10.38      Workers Compensation and Employers Liability Statutory Excess of
            Loss Reinsurance Agreement, effective January 1, 1999, issued to
            Pinnacle Assurance Corporation, AmComp Preferred Insurance Company,
            Thomas Jefferson Insurance Company and AmComp Insurance Company by
            Jardine Sayer & Company, Inc. (incorporated by reference to Exhibit
            10.38 to the Form S-1).

 10.39      Workers' Compensation and Employers Liability Quota Share
            Reinsurance Agreement between AmCOMP Assurance Company and/or AmCOMP
            Preferred Insurance Company, and/or Pinnacle Assurance Corporation,
            and/or Thomas Jefferson Insurance Company and Swiss Reinsurance
            America Corporation (incorporated by reference to Exhibit 10.39 to the Form S-1).

 10.40      Underlying Excess Workers' Compensation Reinsurance Contract,
            effective January 1, 2002, issued to AmCOMP Preferred Insurance
            Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group by American Re-Insurance Company
            (incorporated by reference to Exhibit 10.40 to the Form S-1).

 10.41      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2002, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.41 to the Form
            S-1).

 10.42      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2002, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.42 to the Form S-1).

 10.43      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2003, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.43 to the Form
            S-1).

 10.44      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2003, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.44 to the Form S-1).

 10.45      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2004, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.45 to the Form
            S-1).

 10.46      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2004, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.46 to the Form S-1).

 10.47      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2005, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.47 to the Form
            S-1).

 10.48      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2005, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.48 to the Form S-1).

 10.49      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2006, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.49 to the Form
            S-1).

 10.50      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2006, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.50 to the Form S-1).

 *14        Code of Business Ethics and Conduct.

 21         Subsidiaries of the Registrant (incorporated by reference to Exhibit
            21 to the Form S-1).

 *31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 *31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 *32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

 *32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith.

+     Indicates those contracts that are management contracts or compensation plans or arrangements.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the 30th day of March, 2006.

                                                   AMCOMP INCORPORATED
                                                      (Registrant)

                                       By:  /s/ Fred R. Lowe
                                           -------------------------------------
                                           Fred R. Lowe
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

      The Company and each of the undersigned do hereby appoint Fred R. Lowe,
Debra Cerre-Ruedisili and Kumar Gursahaney and each of them severally, its or his true and lawful attorney to execute on behalf of the Company and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE
        ---------                        -----                         ----

                           Chairman of the Board, President
                           and Chief Executive Officer
/s/ Fred R. Lowe           (principal executive officer)          March 30, 2006
-------------------------
Fred R. Lowe
                           Executive Vice President, Chief
/s/ Debra Cerre-Ruedisili  Operating Officer and Director         March 30, 2006
-------------------------
Debra Cerre-Ruedisili
                           Senior Vice President, Chief
                           Financial Officer and Treasurer
                           (principal financial and accounting
/s/ Kumar Gursahaney       officer)                               March 30, 2006
-------------------------
Kumar Gursahaney

/s/ Sam A. Stephens        Director                               March 30, 2006
-------------------------
Sam A. Stephens

/s/ Paul B. Queally        Director                               March 30, 2006
-------------------------
Paul B. Queally

/s/ Sean Traynor           Director                               March 30, 2006
-------------------------
Sean Traynor

/s/ Spencer L. Cullen, Jr. Director                               March 30, 2006
-------------------------
Spencer L. Cullen, Jr.

/s/ Donald C. Stewart      Director                               March 30, 2006
-------------------------
Donald C. Stewart

                                  EXHIBIT INDEX

NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

 3.1        Form of Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.1 to the
            Company's Registration Statement on Form S-1 (File No. 333-128272)
            (the "Form S-1").

 3.2        Form of Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1).

 4.1        Specimen Certificate for the Registrant's common stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

 4.2        Indenture, dated April 30, 2004, by and between AmCOMP Preferred
            Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Form S-1).

 4.3        Indenture, dated May 26, 2004, by and between AmCOMP Preferred
            Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Form S-1).

 4.4        Indenture, dated September 14, 2004, by and between AmCOMP Preferred
            Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.4 to the Form S-1).

 10.1       Registration Rights Agreement, dated as of January 26, 1996, by and among the Registrant and the stockholders party thereto
            (incorporated by reference to Exhibit 10.1 to the Form S-1).

 10.2       Amendment No. 1 to Stockholders Agreement and Registration Rights
            Agreement dated July 8, 1996 by and among the Registrant, Florida
            Administrators, Inc. and the stockholders party thereto
            (incorporated by reference to Exhibit 10.2 to the Form S-1).

 10.3       Loan Agreement, dated October 12, 2000, by and between the
            Registrant and AmSouth Bank (incorporated by reference to Exhibit
            10.3 to the Form S-1).

 10.4       First Amendment to Loan Agreement, dated April 25, 2003, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Form S-1).

 10.5       Second Amendment to Loan Agreement, dated April 23, 2004, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.5 to the Form S-1).

 10.6       Third Amendment to Loan Agreement, dated August 23, 2005, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.6 to the Form S-1).

 +10.7      1996 Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.7 to the Company's Form S-1).

 +10.8      Amended and Restated Directors' Stock Option Plan of the Registrant
            (incorporated by reference to Exhibit 10.8 to the Form S-1).

 +10.9      Form of 2005 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.9 to the Form S-1).

 +10.10     Form of Stock Option Award Agreement of the Registrant for options granted under the Registrant's stock option plans (incorporated by reference to Exhibit 10.10 to the Form S-1).

 +10.11     Amended and Restated Employment Agreement, dated as of August 22,
            2005, by and between the Registrant and Fred R. Lowe (incorporated by reference to Exhibit 10.11 to the Form S-1).

 +10.12     Amended and Restated Employment Agreement, dated as of August 22,
            2005, by and between the Registrant and Debra Cerre-Ruedisili
            (incorporated by reference to Exhibit 10.12 to the Form S-1).

 +10.13     Amended and Restated Employment Agreement dated as of August 22,
            2005, by and between the Registrant and Kumar Gursahaney
            (incorporated by reference to Exhibit 10.13 to the Form S-1).

 +10.14     Form of Executive Employment Agreement by and between the Registrant and other executive employees (incorporated by reference to Exhibit
            10.14 to the Form S-1).

 +10.15     Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit
            10.15 to the Form S-1).

 10.16      Lease Agreement for North Palm Beach Facility, dated December 31,
            2001, by and between 701 U.S. Highway 1, Inc. and AmCOMP Preferred
            Insurance Company (incorporated by reference to Exhibit 10.16 to the
            Form S-1).

 10.17      Office Lease Agreement for Maitland Facility, dated March 17, 1997, by and between Lincoln -300 Lincoln Place, Ltd. and Pinnacle
            Assurance Corporation (incorporated by reference to Exhibit 10.17 to the Form S-1).

 10.18      First Amendment to Lease Agreement for Maitland Facility, dated
            December 1, 2002, by and among Brookhaven (Maitland), LLC, Kpers
            Realty Holding Co. # 31, Inc. and AmCOMP Preferred Insurance Company
            (incorporated by reference to Exhibit 10.18 to the Form S-1).

 10.19      Second Amendment to Lease Agreement for Maitland Facility, dated May
            25, 2004, by and between Kpers Realty Holding Co. # 31, Inc. and
            AmCOMP Preferred Insurance Company (incorporated by reference to
            Exhibit 10.19 to the Form S-1).

 10.20      Purchase Agreement, dated April 29, 2004, by and between AmCOMP
            Preferred Insurance Company and Dekania CDO II, Ltd. (incorporated by reference to Exhibit 10.20 to the Form S-1)

 10.21      Floating Rate Surplus Note, dated April 29, 2004, from AmCOMP
            Preferred Insurance Company to Cede & Co., for $10.0 million
            (incorporated by reference to Exhibit 10.21 to the Form S-1).

 10.22      Purchase Agreement, dated May 26, 2004, by and between AmCOMP
            Preferred Insurance Company and Icons, Ltd. (incorporated by reference to Exhibit 10.22 to the Form S-1)

 10.23      Floating Rate Surplus Note, dated May 26, 2004, from AmCOMP
            Preferred Insurance Company to JP Morgan Chase Bank, as trustee, for
            $12.0 million (incorporated by reference to Exhibit 10.23 to the
            Form S-1).

 10.24      Purchase Agreement, dated September 14, 2004, by and between AmCOMP
            Preferred Insurance Company and Alesco Preferred Funding V, Ltd.
            (incorporated by reference to Exhibit 10.24 to the Form S-1)

 10.25      Floating Rate Surplus Note, dated September 14, 2004, from AmCOMP
            Preferred Insurance Company to Sigler & Co., for $10.0 million
            (incorporated by reference to Exhibit 10.25 to the Form S-1).

 10.26      Amended Tax Allocation Agreement, dated January 1, 1998, by and among the Registrant, AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation, Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.26 to the
            Form S-1)

 10.27      Service Company Contract, dated April 7, 1995, by and between FAI and Compensation Benefits, Inc. (incorporated by reference to
            Exhibit 10.27 to the Form S-1)

 10.28      Amendment to Service Company Contract, dated January 26, 1996, by and between FAI and Compensation Benefits, Inc. (incorporated by reference to Exhibit 10.28 to the Form S-1)

 10.29      Second Amendment to Service Company Contract, dated January 1, 2000, by and between Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.29 to the
            Form S-1)

 10.30      Third Amendment to Service Company Contract, dated December 16,
            1997, by and between Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.30 to the
            Form S-1)

 10.31      Fourth Amendment to Service Company Contract, dated January 1, 2000, by and between Pinnacle Administrative Company and Pinnacle
            Benefits, Inc. (incorporated by reference to Exhibit 10.31 to the
            Form S-1)

 10.32      Management Company Contract, dated April 7, 1995, by and between
            Pinnacle Assurance Corporation and FAI (incorporated by reference to
            Exhibit 10.32 to the Form S-1).

 10.33      Amendment to Management Company Contract, dated January 26, 1996, by and between Pinnacle Assurance Corporation and FAI (incorporated by reference to Exhibit 10.33 to the Form S-1).

 10.34      Second Amendment to Management Company Contract, dated January 1,
            2000, by and between Pinnacle Assurance Corporation and FAI
            (incorporated by reference to Exhibit 10.34 to the Form S-1).

 10.35      Management Company Contract, dated December 16, 1997 by and between
            AmCOMP Assurance Corporation and Pinnacle Administrative Company
            (incorporated by reference to Exhibit 10.35 to the Form S-1).

 10.36      Reinsurance Pooling Agreement, dated May 10, 2001, by and between
            AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation
            (incorporated by reference to Exhibit 10.36 to the Form S-1).

 10.37      First Amendment to Reinsurance Pooling Agreement, dated December 31,
            2003, by and between AmCOMP Preferred Insurance Company and AmCOMP
            Assurance Corporation (incorporated by reference to Exhibit 10.37 to the Form S-1).

 10.38      Workers Compensation and Employers Liability Statutory Excess of
            Loss Reinsurance Agreement, effective January 1, 1999, issued to
            Pinnacle Assurance Corporation, AmComp Preferred Insurance Company,
            Thomas Jefferson Insurance Company and AmComp Insurance Company by
            Jardine Sayer & Company, Inc. (incorporated by reference to Exhibit
            10.38 to the Form S-1).

 10.39      Workers' Compensation and Employers Liability Quota Share
            Reinsurance Agreement between AmCOMP Assurance Company and/or AmCOMP
            Preferred Insurance Company, and/or Pinnacle Assurance Corporation,
            and/or Thomas Jefferson Insurance Company and Swiss Reinsurance
            America Corporation (incorporated by reference to Exhibit 10.39 to the Form S-1).

 10.40      Underlying Excess Workers' Compensation Reinsurance Contract,
            effective January 1, 2002, issued to AmCOMP Preferred Insurance
            Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group by American Re-Insurance Company
            (incorporated by reference to Exhibit 10.40 to the Form S-1).

 10.41      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2002, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.41 to the Form
            S-1).

 10.42      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2002, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.42 to the Form S-1).

 10.43      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2003, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.43 to the Form
            S-1).

 10.44      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2003, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.44 to the Form S-1).

 10.45      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2004, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.45 to the Form
            S-1).

 10.46      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2004, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.46 to the Form S-1).

 10.47      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2005, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.47 to the Form
            S-1).

 10.48      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2005, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.48 to the Form S-1).

 10.49      Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2006, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (incorporated by reference to Exhibit 10.49 to the Form
            S-1).

 10.50      Catastrophe Workers' Compensation Reinsurance Contract, effective
            January 1, 2006, issued to AmCOMP Preferred Insurance Company,
            AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit
            10.50 to the Form S-1).

 *14        Code of Business Ethics and Conduct.

 21         Subsidiaries of the Registrant (incorporated by reference to Exhibit
            21 to the Form S-1).

 *31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 *31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 *32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

 *32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith.

+     Indicates those contracts that are management contracts or compensation plans or arrangements.

