Form 10-Q
period 2006-03-31
AMCOMP INC /FL
filed 2006-05-15
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

     |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2006

     |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-51767

                             ----------------------

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

                             ----------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
            -------------------------------------------------------
                     Common Stock, $0.01 par value per share

         Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

        Yes |X|                   No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act (check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       Yes |_|                  No |X|

As of May 15, 2006, the registrant had 15,558,338 shares of common stock outstanding.

================================================================================

                               AMCOMP INCORPORATED

                                      INDEX

PART I.........................................................................2

   Item 1.  Financial Statements...............................................2
   Item 2.  Management's Discussion and Analysis of Financial

                                       i

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                              March 31,      December 31,
                                                                                                2006             2005
                                                                                            -------------  ----------------
ASSETS
Investments:
     Fixed maturity securities available-for-sale at fair value (amortized cost of
         $331,602 in 2006 and $300,274 in 2005)                                             $ 323,851         $ 295,664

     Fixed maturity securities held-to-maturity at amortized cost (fair value of
         $48,745 in 2006 and $31,326 in 2005)
                                                                                               49,740            31,793
                                                                                            ---------         ---------
Total investments                                                                             373,591           327,457

Cash and cash equivalents                                                                      22,603             4,729
Restricted cash                                                                                     -                10
Accrued investment income                                                                       4,225             3,992
Premiums receivable - net                                                                     121,693           104,522
Reinsurance recoverable:
     On paid losses and loss adjustment expenses                                                6,050             5,202
     On unpaid losses and loss adjustment expenses                                             83,447            78,659
     On ceding commissions                                                                          -                19
Prepaid reinsurance premiums                                                                    4,810             5,368
Deferred policy acquisition costs                                                              23,773            19,413
Property and equipment - net                                                                    2,403             2,658
Income taxes recoverable                                                                            -             1,166
Deferred income taxes - net                                                                    22,695            20,871
Goodwill, net of accumulated amortization                                                       1,260             1,260
Other assets                                                                                    7,096             8,001
                                                                                            ---------         ---------
TOTAL ASSETS                                                                                $ 673,646         $ 583,327
                                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Policy reserves and policyholders' funds:
         Unpaid losses and loss adjustment expenses                                         $ 319,777         $ 309,857
Unearned and advance premiums                                                                 135,396           115,574
Policyholders' deposits                                                                             -                10
Policyholder retention dividends payable                                                        7,292             6,636
                                                                                            ---------         ---------
         Total policy reserves and policyholders' funds                                       462,465           432,077
Reinsurance payable                                                                             2,110               668
Accounts payable and accrued expenses                                                          40,715            38,565
Notes payable                                                                                  39,589            40,036
Income tax payable                                                                              4,837                 -
                                                                                            ---------         ---------
TOTAL LIABILITIES                                                                             549,716           511,346
                                                                                            ---------         ---------

SHAREHOLDERS' EQUITY
Common stock (par value $.01; authorized shares 28,000; 15,693 issued; 15,558 in
         2006 and 5,367 in 2005 outstanding)                                                      156                54
Convertible preferred stock series A                                                                -            23,098
Additional paid-in capital                                                                     71,504               536
Retained earnings                                                                              57,403            51,428
     Accumulated other comprehensive loss (net of deferred taxes of $2,820 in 2006
         and $1,678 in 2005)                                                                   (4,934)           (2,936)
Treasury stock (135 shares in 2006 and 2005)                                                     (199)             (199)
                                                                                            ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                                    123,930            71,981
                                                                                            ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 673,646         $ 583,327
                                                                                            =========         =========

            See notes to condensed consolidated financial statements.

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended
                                                    ----------------------------
                                                       March 31,    March 31,
                                                         2006         2005
                                                    ------------- --------------
Revenue:
    Net premiums earned                              $ 65,970     $ 61,087
    Net investment income                               4,043        2,029
    Net realized investment gains (losses)                  1          (80)
    Other income                                           85           86
                                                     --------     --------
        Total revenue                                  70,099       63,122

Expenses:
    Losses and loss adjustment expenses                37,467       36,535
    Dividends to policyholders                          2,663        1,990
    Underwriting and acquisition expenses              19,801       15,677
    Interest expense                                      838          700
                                                     --------     --------
        Total expenses                                 60,769       54,902
                                                     --------     --------

Income before income taxes                              9,330        8,220
Income taxes expense                                    3,355        2,893
                                                     --------     --------

Net income                                           $  5,975     $  5,327
                                                     ========     ========

Earnings per common share - basic                    $   0.54     $   0.99
                                                     ========     ========

Earnings per common share - diluted                  $   0.46     $   0.56
                                                     ========     ========

            See notes to condensed consolidated financial statements.

   AMCOMP INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

     THE THREE MONTHS ENDED MARCH 31, 2006 AND YEAR ENDED DECEMBER 31, 2005
                                 (IN THOUSANDS)

                                                     Convertible                                         Accumulated
                                                      Preferred    Additional                              Other
                                           Common       Stock       Paid-in    Treasury    Retained    Comprehensive   Stockholders'
                                            Stock     Series A      Capital      Stock     Earnings       Income          Equity
                                         ----------- ------------ ----------- ----------- ------------ -------------- --------------

BALANCE AT DECEMBER 31, 2004              $      54   $  23,098    $     536   $    (195)   $  34,643   $     199      $  58,335

Net income                                       --          --           --          --       16,785          --         16,785

Unrealized loss on investments (net
    of tax benefit of $1,789)                    --          --           --          --           --      (3,135)        (3,135)

Comprehensive income                             --          --           --          --           --          --         13,650

Purchase of treasury stock                       --          --           --          (4)          --          --             (4)
                                          ---------   ---------    ---------   ---------    ---------   ---------      ---------

BALANCE AT DECEMBER 31, 2005                     54      23,098          536        (199)      51,428      (2,936)        71,981

Conversion of Series A Preferred
    into Common Stock                            42     (23,098)      23,056          --           --          --             --

Stock issued during intial public
    offering (net of offering costs
    of $2,341)                                   60          --       47,912          --           --          --         47,972

Net income                                       --          --           --          --         5,975         --          5,975

Unrealized loss on investments (net
    of tax benefit of $1,144)                    --          --           --          --           --      (1,998)        (1,998)
                                          ---------   ---------    ---------   ---------    ---------   ---------      ---------

Comprehensive income                             --          --           --          --           --          --          3,977
                                          ---------   ---------    ---------   ---------    ---------   ---------      ---------

BALANCE AT MARCH 31, 2006                 $     156   $      --    $  71,504   $  (199)     $  57,403   $  (4,934)     $ 123,930
                                          =========   =========    =========   =========    =========   =========      =========

            See notes to condensed consolidated financial statements.

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                          Three Months Ended
                                                                                  ----------------------------------
                                                                                     March 31,          March 31,
                                                                                       2006               2005
                                                                                    ------------       ------------
Operating Activities:
     Net income (loss)                                                              $      5,975       $      5,327
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                                       470                516
         Amortization of investment premiums/discounts                                       667                745
         Provision for deferred income taxes                                                (680)               551
         Net realized gains on investments                                                    (1)                80
         Gain on sale of fixed assets                                                         12                  -
         Policy acquisition costs deferred                                               (15,888)           (15,165)
         Policy acquisition costs amortized                                               11,528              9,228
     Change in operating assets and liabilities:
         Accrued investment income                                                          (233)               (39)
         Premiums receivable                                                             (17,171)           (15,735)
         Reinsurance balances                                                             (3,617)            15,580
         Other assets and liabilities                                                        905               (151)
         Unpaid losses and loss adjustment expenses                                        9,920             (2,215)
         Unearned and advance premiums and policyholder deposits                          19,812             17,814
         Policyholder retention dividends payable                                            656               (295)
         Accounts payable and accrued expenses                                             2,150              2,393
         Income tax recoverable                                                            6,003              2,340
                                                                                    ------------       ------------

             Net cash provided by operating activities                                    20,508             20,974

Investing Activities:
     Securities available-for-sale:
         Purchases                                                                       (47,572)           (36,199)
         Sales and maturities                                                              2,099              8,038
     Securities held-to-maturity
         Purchases                                                                        (6,044)            (5,678)
         Maturities                                                                        1,575                240
     Purchases of property plant and equipment                                              (227)               (81)
     Restricted cash                                                                          10                900
                                                                                    ------------       ------------

             Net cash used in investing activities                                       (50,159)           (32,780)

Financing Activities:
     Proceeds from initial public offering, net of offering costs of $2,341               47,972                  -
     Purchase of treasury stock                                                                -                 (4)
     Payment of note payable                                                                (447)              (446)
                                                                                    ------------       ------------

             Net cash provided by (used in) financing activities                          47,525               (450)
                                                                                    ------------       ------------

Net decrease in cash                                                                      17,874            (12,256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             4,729             33,865
                                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $     22,603             21,609
                                                                                    ============       ============

Supplemental Cash Flow Data:
     Cash paid - interest                                                           $        830                651
                                                                                    ============       ============
     Cash paid - income taxes                                                       $        601                  1
                                                                                    ============       ============

            See notes to condensed consolidated financial statements.

                      AMCOMP INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AmCOMP Incorporated and subsidiaries (the "Company" or "AmCOMP"), included herein, do not include all footnote disclosures normally included in annual financial statements and therefore, should be read in conjunction with AmCOMP's Annual Report on Form
10-K for the year ended December 31, 2005.

         The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of
America ("GAAP") and include the accounts of AmCOMP, AmCOMP Preferred, Pinnacle
Administrative, Pinnacle Benefits, AmCOMP Assurance and AmServ. All intercompany accounts and transactions have been eliminated in consolidation.

         New Accounting Pronouncements -- In May 2005, the FASB issued SFAS
No.154, Accounting Changes and Error Corrections--a Replacement of APB Opinion
No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 replaces APB Opinion No.
20, Accounting Changes ("APB 20") and FASB Statement No. 3, Reporting Accounting
Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15,
2005. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

         In June 2005, the FASB directed the staff to issue the proposed FASB
Staff Proposal ("FSP") Emerging Issues Task Force ("EITF") Issue 03-1 as final and retitled it as FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment
and its Application to Certain Investments. It replaces existing guidance in
EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to
Certain Investments, and clarifies that an impairment should be recognized as a loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell the investment has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy regarding other-than-temporary impairments complies with FSP FAS 115-1, and therefore the adoption of this standard did not have a significant impact on our net income or equity.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004),
Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The standard also requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). In the first quarter of fiscal 2006, AmCOMP adopted SFAS No
123R, as required. See Note 2, Stock-Options, for further discussion.

         Stock-Based Compensation -- The Company grants stock options to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 123R, Share-Based Payment (SFAS 123R), for its stock based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

         Prior to January 1, 2006 the Company accounted for stock-based compensation to employees using the intrinsic value method as prescribed by
Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees was measured as the excess, if any, of the estimated market price of the Company's stock at the date of grant over the amount an employee must pay for the stock.

         The following table illustrates the effect on net earnings and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for
Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

                                                                                   2005
                                                                                   ----
Net Income:                                                                     $   5,327
   Deduct: total stock based employee compensation expense determined under
       fair value based method for all awards - net of related tax effects             (9)
                                                                                ---------
Pro forma net income                                                            $   5,318
                                                                                =========
     Basic earnings per share - as reported                                     $    0.99
                                                                                =========
     Basic earnings per share - pro forma                                       $    0.99
                                                                                =========

     Diluted earnings per share - as reported                                   $    0.56
                                                                                =========
     Diluted earnings per share - pro forma                                     $    0.56
                                                                                =========

         The fair value for those options was estimated at the date of grant using the minimum value option pricing model with the following assumptions:
risk-free interest rates equal to the five-year U.S. Treasury Bill rate on the grant date; expected dividend yield of 0%; expected life equal to the life of the options between four and five years; and stock price on the date of grant.

         The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes:

         o    Compensation cost for all share based awards(expected to vest)
              granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

         o    Compensation cost for all share-based awards(expected to vest)
              granted during the three-month period ended March 31, 2006 based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

         Upon adoption of SFAS 123R, the Company continued to use the
Black-Scholes-Merton valuation model for valuing all stock option. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. As a result of the adoption of SFAS 123R, the Company recognized approximately $92,000 of stock option compensation expense in the three months ended March 31, 2006. Basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by less than $0.01.

         See Note 2 for additional information regarding the Company's stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

2.       STOCK OPTIONS

         During 1997, the Board approved a director stock option plan (the
"Directors Plan") and reserved 87,321 shares of common stock for issuance under this plan. Under the Directors Plan, options vest over a period determined at the time of grant and are exercisable over a five-year period after the date of grant for an exercise price equal to management's estimate of the fair market value of the common stock on the date of grant. In January 2006, the Directors
Plan was amended. The amended plan states that all directors who are not employees of AmCOMP are eligible to receive grants of options under the
Directors' Plan. Each eligible director receives an automatic, nondiscretionary grant of (1) an option to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $66,000 upon election to the Board and (2) options to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $13,200 annually on each January 1 thereafter so long as he remains an eligible director. In addition, the board has the authority to make discretionary grants of options under the Plan.

         During 1996, the Company approved an employee stock option plan (the
"1996 Plan") and reserved 272,878 shares of the Company's common stock for future issuance under this plan. The employee options vest over a period determined at the time of grant and are exercisable over a period of not more than ten years at an exercise price equal to management's estimate of the fair market value of the common stock at the date of grant in the case of incentive options and not less than 80% of such fair market value in the case of nonqualified options. During 2001, the Company increased the number of shares available for future issuance under the Employee Plan to 960,531. In September
2005, the board of directors terminated the 1996 Plan, which has no effect on options outstanding thereunder.

         Prior to 1999, the Company granted four executives options to purchase
236,608 shares of common stock under a nonqualified stock option agreement.
These options vested over a three to five-year period and are exercisable over a ten-year period after the date of grant for an exercise price of $13.74 per share.

         In September 2005, the Board adopted an employee stock option plan (the
"2005 Plan"), and reserved 567,586 shares with a limit of 218,302 shares per optionee per calendar year. Unless sooner terminated by the board, the 2005 Plan terminates on September 6, 2015. The employee options vest over a period determined at the time of grant, generally 4 years, and are exercisable over a period of not more than ten years at an exercise price at least equal to fair market value of the common stock at the date of grant.

         Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application transition method. Under modified prospective method, all employee stock options granted since vesting after January 1, 2006, are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation. As a result of the adoption of SFAS No. 123R, the Company recognized approximately $92,000 of stock option compensation expense in the three months ended March 31, 2006. As of March 31, 2006, total unrecognized compensation expense related to non-vested stock options was approximately $2.4 million. This cost is expected to be recognized over the weighted average period of 1.8 years.

         In February 2006, the Company granted three executives options to purchase 384,217 shares of common stock outside of existing plans. These options vest over a three-to-five year period and are exercisable over a ten-year period after the date of grant for an exercise price of $9 per share.

         For the years ended December 31, 2005 and prior, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting
for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees and directors. Under APB No. 25, because the exercise price of the Company's employee stock options equals or is greater than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

         A summary of the Company's stock option activity for the three months ended March 31, 2006 is as follows:

                                                   Employees, Directors, and
                                                           Executives
                                                -----------------------------
                                                    Average        Number of
                                                 Exercise Price     Shares
                                                ----------------  ------------
Outstanding--December 31, 2005 ..............   $   11.12            645,597
  Granted ...................................        9.00            798,424
  Exercised .................................          --                 --
  Forfeited .................................        9.30             (2,292)
                                                ---------          ---------
Outstanding--March 31, 2006                     $    9.95          1,441,729
                                                =========          =========

         As of March 31, 2006, and December 31, 2005, options to purchase
586,164 and 588,453 shares were exercisable. The weighted average remaining contractual life of the exercisable options are 1.0 years and 1.3 years as of
March 31, 2006 and December 31, 2005, respectively. The per-share weighted average grant date fair value of options granted in the three months ended March

31, 2006 was $3.04. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations: zero expected dividend yield, 4.55% risk-free interest rate, 5 year expected life, and 28.2% volatility. Forfeitures were estimated at 20% for board members, 5%
for executives and 10% for all remaining employees. No options were granted in
2005. As of March 31, 2006 the aggregate intrinsic value of options outstanding and options exercisable was approximately $41,000 and $12,000, respectively.

                                          Options Outstanding                         Options Exercisable
                             --------------------------------------------- -----------------------------------------
                                                  Weighted
                                                   Average      Weighted
                                   Number         Remaining      Average
                               Outstanding At    Contractual    Exercise    Number Exercisable At  Weighted Average
  Range of Exercise Prices     March 31, 2006       Life          Price         March 31, 2006      Exercise Price
---------------------------- ------------------ -------------- ----------- ---------------------- ------------------
         $0.00-$ 8.99               86,993          1.79          $8.83             62,615               $8.84
          9.00-  9.99            1,081,859          3.89           9.08            250,672                9.32
         10.00- 14.00              272,877          1.03          13.74            272,877               13.74
                                 ---------          ----          -----            -------              ------
                                 1,441,729          3.22          $9.95            586,164              $11.33
                                 =========          ====          =====            =======              ======

         In the event that currently outstanding options are exercised, the
Company intends to first issue treasury shares to the extent available, followed by new shares as necessary.

3.       STATE OF FLORIDA SDTF

         The State of Florida maintains the Special Disability Trust Fund
("SDTF") for the purpose of providing benefits to workers who have a pre-existing condition and incur a second or subsequent injury. The SDTF is funded through annual assessments against workers' compensation insurers, which are based on a percentage of net workers' compensation premiums written.
Assessments were $1.2 million and $1.1 million for the three months ended March
31, 2006 and 2005, respectively, of which $2.5 million and $2.3 million are deferred.

         AmCOMP Preferred submits claims to the SDTF for recovery of applicable claims paid on behalf of AmCOMP Preferred's insureds. Because of the uncertainty of the collectibility of such amounts, SDTF recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the SDTF were approximately $0.1 million and $0.5 million in the three months ended March 31, 2006 and 2005, respectively.

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

4.       REINSURANCE

         Certain premiums and losses are ceded to other insurance companies under quota share reinsurance arrangements and various aggregate and specific excess of loss reinsurance agreements. The ceded reinsurance agreements are intended to provide the Company with the ability to maintain its exposure to loss within its capital resources. Losses ceded under these treaties are estimated based on ultimate losses. These estimates are subject to the effects of trends in loss severity. Although considerable variability is inherent in such estimates, management believes that its estimates of losses ceded under these treaties are reasonable. These estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known;
such adjustments are included in current operations.

         AmCOMP Preferred and AmCOMP Assurance offer workers' compensation policies at statutory limits. A summary of specific and aggregate reinsurance retention limits follows (in thousands):

                                       Specific              Aggregate
Accident Year                         Retention              Retention
-------------                         ---------              ---------
1989 and 1990                               300              Unlimited
1991 through 1993                           500              Unlimited
1994                                        400              Unlimited
1995                                        400                 28,000
1996                                        400              Unlimited
1997                                        500              Unlimited
1998                                        500              Unlimited
1999                                        500              Unlimited
2000                                        250              Unlimited
2001                                        250              Unlimited
2002(a)                                     500              Unlimited
2003                                      1,000              Unlimited
2004(b)                                   1,000              Unlimited
2005                                      2,000              Unlimited
2006                                      2,000              Unlimited

(a)      For policies effective in 2002, the specific retention is $500,000. The reinsurer's limit on policies effective in 2002 was $50,000,000. In the first half of 2002, the Company also retained 10% of the layer from
         $1,000,000 to $10,000,000 for the first half of 2002 on policies effective in 2002 and 10% of the layer from $5,000,000 to $10,000,000 for the second half of 2002 for policies effective in 2002.

(b)      For inforce, new and renewal policies effective in 2004, the specific retention is $1,000,000. The Company also retained 10% of the layer from $5,000,000 to $10,000,000.

5.       UNPAID LOSSES AND LAE

         The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying consolidated balance sheets as (in thousands):

                                                                   Three Months       Twelve Months
                                                                      Ended               Ended
                                                                    March 31,          December 31,
                                                                       2006                2005
                                                                   -------------      --------------
                                                                       (Dollars in Thousands)
Unpaid losses and LAE at beginning of period                       $    309,857        $    297,698
Less reinsurance recoverables on unpaid losses                           78,659             107,155
                                                                   ------------        ------------
Net unpaid losses and LAE at beginning of the period               $    231,198        $    190,543
                                                                   ------------        ------------

Losses and LAE, net of reinsurance, incurred in:
   Current year                                                    $     45,869        $    168,355
   Prior years                                                           (8,402)            (24,692)
                                                                   ------------        ------------
Total net losses and LAE incurred                                  $     37,467        $    143,663
                                                                   ------------        ------------

Deduct payments for losses and LAE, net of reinsurance related to:
   Current year                                                    $      8,554        $     48,299
   Prior years                                                           23,782              54,709
                                                                   ------------        ------------
Total net payments for losses and LAE during the current
period                                                             $     32,336        $    103,008
                                                                   ------------        ------------

Ending unpaid losses and LAE, net of reinsurance                   $    236,329        $    231,198
Reinsurance recoverable on unpaid losses and LAE                         83,448              78,659
                                                                   ------------        ------------
Ending unpaid losses and LAE, gross of reinsurance                 $    319,777        $    309,857
                                                                   ============        ============

         The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, at March 31, 2006 decreased during the three months ended March 31, 2006 and the year ended December 31, 2005 by $8.4 million and
$24.7 million, respectively, as a result of actual loss development emerging more favorably than expected. Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company's loss and loss adjustment expenses.

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

6.       COMMITMENTS AND CONTINGENCIES

         LITIGATION --AmCOMP along with AmCOMP Preferred and AmCOMP Assurance are collectively defendants in identical actions commenced in Pennsylvania and
Florida courts by the Insurance Commissioner of Pennsylvania, acting in the capacity as liquidator of Reliance Insurance Company. The complaints in those actions allege that preferential payments were made by Reliance Insurance
Company under the formerly existing reinsurance agreement with AmCOMP Preferred and AmCOMP Assurance and seek damages in the amount of approximately $2.3 million. AmCOMP, along with AmCOMP Preferred and AmCOMP Assurance, has made various motions addressed to these complaints. The Company, based on the advice of counsel, believes that it has a variety of factual and legal defenses, including a right of offset related to the statement of claim filed by the
Company and Preferred in the Reliance Insurance Company liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement.
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued $1.2 million and $1.3 million as of March 31, 2006 and December 31, 2005 related to those matters.

         The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

7.       NOTES PAYABLE

         On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution whereby the Company borrowed $11,250,000.
The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin. The Loan is collateralized by $25,500,000 of surplus notes issued by
AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP Preferred. During
2003, the Loan was refinanced whereby the Company borrowed an additional
$5,531,000. At March 31, 2006 and December 31, 2005, the principal balance was
$7.6 million and $8.0 million, respectively. The interest rate was 7.2% at March
31, 2006.

         On April 29, 2004, AmCOMP Preferred issued a $10,000,000 surplus note in return for $10,000,000 in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments beginning on August 15, 2004. Interest is at a rate of 425 basis points in excess of the 90-day London Interbank Offered Rate. Approved interest paid through March 31, 2006 and 2005 totals $0.3 million and $0.2, million respectively. Unpaid and unapproved interest as of March 31, 2006 and December
31, 2005 was $0.1 million and $0.1 million, respectively. Both the payment of interest and repayment of the principal are subject to the prior approval of the
Florida Department of Financial Services ("FDFS").

         On May 26, 2004, AmCOMP Preferred issued a $12,000,000 surplus note, in return for $12,000,000 in cash, to ICONS, Inc., as part of a pooled transaction.
The note matures in 30 years and is callable by the Company after five years.
The terms of the note provide for quarterly interest payments beginning on
August 24, 2004. Interest is at a rate of 425 basis points in excess of the
90-day London Interbank Offered Rate. Approved interest paid through March 31,
2006 and 2005 totals $0.3 million and $0.2 million, respectively. Unpaid and unapproved interest as of March 31, 2006 and December 31, 2005 was $0.1 million and $0.1 million, respectively. Both the payment of interest and repayment of the principal are subject to the prior approval of the FDFS.

         On September 14, 2004, AmCOMP Preferred issued a $10,000,000 surplus note, in return for $10,000,000 in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The terms of the note provide for quarterly interest payments beginning on December 15, 2004. Interest is at a rate of 405 basis points in excess of the 90-day London Interbank Offered Rate. Approved interest paid through March 31, 2006 and 2005 totals $0.2 million and $0.2 million, respectively. Unpaid and unapproved interest as of March 31, 2006 and
December 31, 2005 was $37 thousand and $38 thousand, respectively. Both the payment of interest and repayment of the principal are subject to the prior approval of the FDFS.

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                            2006         2005
                                                          ---------- -----------
Numerator:
   Net income attributable to common stockholders          $ 5,975     $ 5,327
                                                           =======     =======
Denominator:
   Weighted-average shares outstanding (denominator for
       basic earnings per share)                            11,029       5,367
   Plus effect of dilutive securities:
       Convertible preferred stock                           1,863          --
       Employee stock options                                   --           4
                                                           -------     -------
   Weighted-average shares and assumed conversions
       (denominator for diluted earnings per share)         12,892       9,562
                                                           =======     =======
Basic earnings per share                                   $  0.54     $  0.99
                                                           =======     =======
Diluted earnings per share                                 $  0.46     $  0.56
                                                           =======     =======

For the three months ended March 31, 2006 and 2005, outstanding employee stock options of 1,441,729 and 558,483 respectively, have been excluded from the computation of diluted earnings (loss) per share since they are antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED
FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES APPEARING IN OUR ANNUAL REPORT
ON FORM 10-K AND ELSEWHERE IN THIS REPORT. IN ADDITION TO HISTORICAL
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

         REVENUES

         Our revenues are principally derived from:

         o    premiums we earn from the sale of workers' compensation insurance policies and from the portion of the premiums assumed from the
              NWCRP, which we refer to as gross premiums, less the portion of those premiums that we cede to other insurers, which we refer to as ceded premiums. We refer to the difference between gross premiums and ceded premiums as net premiums; and

         o    investment income that we earn on invested assets.

         EXPENSES

         Our expenses primarily consist of:

         o    insurance losses and LAE relating to the insurance policies we write directly and to the portion of the losses assumed from the
              NWCRP, including estimates for losses incurred during the period and changes in estimates from prior periods, which we refer to as gross losses and LAE, less the portion of those insurance losses and LAE that we cede to our reinsurers, which we refer to as ceded losses and LAE. We refer to the difference as net losses and LAE;

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future. There were no changes from Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2005, except as noted below.

STOCK OPTIONS

         The Company grants stock options to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of
Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based
Payment (SFAS 123R), for its stock based compensation plans. Among other things,
SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

         The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes:

         o    Compensation cost for all share based awards(expected to vest)
              granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

         o    Compensation cost for all share-based awards(expected to vest)
              granted during the three-month period ended March 31, 2006 based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

         The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations relating to the 2006 option grants: zero expected dividend yield, 4.55% risk-free interest rate, 5 year expected life, and 28.2% volatility. Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees. No options were granted in 2005.

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

         GROSS PREMIUMS WRITTEN. Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten by our insurance subsidiaries. Assumed premiums written represent our share of the premiums assumed from the NWCRP. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

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

         GROSS PREMIUMS EARNED. Gross premiums earned represent that portion of gross premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year. For each day a one-year policy is in force, we earn 1/365th of the annual premium.

         NET PREMIUMS EARNED. Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year and is recognized as revenue. It represents the portion of premium that belongs to us on the part of the policy period that has passed and for which coverage has been provided. Net premium earned is used to calculate the net loss, net expense and dividend ratios, as indicated below.

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
Furthermore, accident year loss ratios are not distorted by adjustments to reserves established for insured events that occurred in other periods, which may be influenced by factors that are not generally applicable to all years. The loss ratios provided are calendar year loss ratios, except where they are expressly identified as accident year loss ratios. See "--Results of
Operations," "Business--Overview" and "--Regulation."

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

RESULTS OF OPERATIONS

                                                               For the Three Months Ended March 31,
                                                               ------------------------------------
                                                                                              Increase
                                                                                             (Decrease)
                                                                                              2006 Over
                                                             2006              2005             2005
                                                             ----              ----             ----
                                                                      (Dollars in Thousands)
SELECTED FINANCIAL DATA:
Gross premiums written                                    $   89,540       $   88,053             1.7%
Net premiums written                                          86,696           87,176            (0.6)
Gross premiums earned                                         68,866           69,700            (1.2)
Net premiums earned                                           65,970           61,087             8.0
Net investment income                                          4,043            2,029            99.3
Net realized investment gain                                       1              (80)         (101.3)
Other income                                                      85               86            (1.2)
                                                          ----------       ----------
Total revenue                                             $   70,099       $   63,122            11.1
Losses and loss adjustment expenses                           37,467           36,535             2.6
Policy acquisition expenses                                   12,813            6,822            87.8
Underwriting and other expenses                                6,988            8,855           (21.1)
Dividends to policyholders                                     2,663            1,990            33.8
Interest expense                                                 838              700            19.7
Federal and state income taxes                                 3,355            2,893            15.9
                                                          ----------       ----------
Net income                                                $    5,975       $    5,327            12.2
                                                          ==========       ==========

                                                               For the Three Months Ended March 31,
                                                               ------------------------------------
                                                                                              Increase
                                                                                             (Decrease)
                                                                                              2006 Over
                                                             2006              2005             2005
                                                             ----              ----             ----
                                                                      (Dollars in Thousands)
KEY FINANCIAL RATIOS:
Net loss ratio                                                 56.8%            59.8%
Net policy acquisition expense ratio                           19.4%            11.2%
Underwriting and other expense ratio                           10.6%            14.5%
                                                          ----------       ----------
Net combined ratio, excluding policyholder dividends           86.8%            85.5%
                                                          ----------       ----------
Dividend ratio                                                  4.0%             3.3%
                                                          ----------       ----------
Net combined ratio, including policyholder dividends           90.8%            88.8%
                                                          ----------       ----------

         PREMIUMS WRITTEN. Direct written premiums increased 3.3% to $ 88.4 million for the three months ended March 31, 2006 from $85.5 million in the comparable period in 2005. This is attributable to an increase in the number of policies written and the average policy premium increasing slightly to $26,376 from $25,872. New business comprised approximately 30.2% of direct premiums written in 2006 and 33.7% in 2005. Net premiums written remained flat between the first quarter of 2006 and the first quarter of 2005.

         PREMIUMS EARNED. Net premiums earned increased $4.9 million, or 8.0%, to $66.0 million for the three months ended March 31, 2006 from $61.1 million for the comparable period in 2005. The increase in net premiums earned is due to the elimination of quota share reinsurance on all new and renewal business since
July 1, 2004 and the reduction in excess-of-loss reinsurance premiums from 4.5%
in 2005 to 3.2% in 2006. The rate decrease in the excess of loss reinsurance is due to the elimination of ceding commission on the contract in 2006. The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                                                               Percent of                          Percent of
                                           For the Three          Gross         For the Three         Gross
                                           Months Ended         Premiums         Months Ended       Premiums
                                          March 31, 2006         Earned         March 31, 2005       Earned
                                          --------------       ----------       --------------     ----------
                                                                                    (Dollars in Thousands)
Gross premiums earned                      $    68,866           100.0%          $     69,700          100.0%
Excess reinsurance premiums                     (2,899)           (4.2%)               (3,097)          (4.4%)
Quota share reinsurance premiums                     3             0.0%                (5,516)          (7.9%)
                                           -----------            ----           ------------           ----
Net premiums earned                        $    65,970            95.8%          $     61,087           87.7%
                                           -----------            ----           ------------           ----

         NET INVESTMENT INCOME increased by $2.0 million or 99.3% for the three months ended March 31, 2006 over the comparable period in 2005. The increase in investment income is a primarily a result of the increase in our investment portfolio. The investment portfolio increased $117.1 million due to the commutation of two of our reinsurance treaties, an increase in our net operating cash flow as a result of the elimination of the use of quota share reinsurance and net IPO proceeds received in February of 2006. Additionally, at March 31,
2006 the market yield to maturity increased to 5.3% from 4.9% at year end.

         NET REALIZED (LOSS) GAINS were a $0.01 million gain for the three months ended March 31, 2006 and $0.8 million loss in the comparable period in
2005.

         LOSSES AND LOSS ADJUSTMENT EXPENSES were $37.5 million, or 56.8% of net premiums earned for the three months ended March 31, 2006 compared to $36.5 million or 59.8% of net premiums earned in the comparable period in 2005. The
IBNR from accident years prior to 2006 showed redundancies of $8.4 million, net of reinsurance, during the first quarter 2006 and is reflected in our losses and
LAE. The IBNR from accident years prior to 2005 showed redundancies of $4.0 million, net of reinsurance, for the first quarter 2005 and is reflected in our losses and LAE. The loss development we have experienced in recent years has been significantly lower than our selected development factors. Because of the
Company's extensive history in Florida, Florida loss development factors significantly influence the results of our actuarial reserving methods. The results of these methods, in turn, influence the IBNR estimate. In recent years,
Florida loss development experience has decreased from previous levels.

         Based on the entirety of our loss development history with each passing quarter of favorable loss development, the loss development experience becomes more credible, and the expected future development decreases. This has resulted in a change in 2005 selected loss development factors affecting all accident years. The trend has continued in the first quarter of 2006 where excluding ULAE and the NWCRP Pool, Florida experienced $4.6 million in redundancy, Indiana $1.5 million, Tennessee $1.2 million, Texas $0.8 million, Kentucky $0.5 million,
Virginia $0.5 million, North Carolina $0.4 million, and South Carolina $$0.3 million. Offsetting these redundancies were unfavorable development of $1.4 million in our other states. Overall, the 2006 accident year net loss ratio was
65.2% for the three months ended March 31, 2006. The NWCRP pool losses of $1.4 million allocated to us, represented 93.7% of net premiums earned from that pool for the three months ended March 31, 2006 compared to $3.0 million or 115.2% of net premiums earned for the comparable period in 2005.

         POLICY ACQUISITION EXPENSES were $12.8 million, or 19.4% of net premiums earned, for the three months ended March 31, 2006 compared to $6.8 million or 11.2% for the comparable period in 2005. Policy acquisition expenses are recorded net of ceding commissions. In the first quarter of 2005, ceding commission was $4.4 million which decreased the expense ratio by 7.3%. In 2006 ceding commission was drastically reduced to less than $0.8 million due to the elimination of the quota share and the elimination of ceding commission on the
2006 excess of loss contract. Other acquisition expenses as a percent of net earned premium decreased because of the increase in net earned premium. However as a percent of direct earned premium agents' commissions increased from 9.2% to
9.6%. This is a result of the company increasing agent commission in North
Carolina, Virginia, Georgia, South Carolina, Indiana and Illinois. Assessments
decreased slightly from 4.2% of direct earned premium to 4.0% due to redundancies recognized in states with SDTF assessments based on losses. Premium tax expense decreased slightly from 1.6% to 1.5% of direct premiums earned as a result of the change in the mix of business. We expect the general and administrative expenses associated with acquisition costs to increase as we grow into our new states.

         UNDERWRITING AND OTHER EXPENSES decreased as a percentage of net premiums earned to 10.6% for the three months ended March 31, 2006 from 14.5%
for the comparable period in 2005. The increase in net premiums earned in the
2006 period reduced the net expense ratio. Underwriting and other expenses decreased $1.9 million for the three months ended March 31, 2006 compared to the same period in 2005, as we leveraged off our current infrastructure.

         DIVIDENDS TO POLICYHOLDERS increased $0.7 million, to $2.7 million or
4.0% of net earned premium during the three months ended March 31, 2006 compared to $2.0 million or 3.3% for the comparable period in 2005. Although earned premium for Florida and Wisconsin did remain relatively flat the percent of written premium on dividend plans increased slightly in Wisconsin to 86.9% from
83.5% and in Florida to 38.4% of written premiums on dividend plans from 33.2%.
The company wide direct premiums written on a dividend plans increased to 26.6%
during the three months ended March 31, 2006 from 22.0% for the comparable period in 2005

         INTEREST EXPENSE increased 19.7% to $0.8 million for the three months ended March 31, 2006 compared to the same period in 2005 which was $0.7 million.
This was due to interest on $32.0 million of surplus notes subject to floating interest rates. The average rates have increased 2.1% for the three months ended
March 31, 2006 to 9.0% compared for the comparable period in 2005.

         FEDERAL AND STATE INCOME TAXES were 36.0% of pretax income for the three months ending March 31, 2006, and 35.2% of pretax income for the comparable period in 2005. The effective tax rate for 2006 and 2005 includes a
35% federal tax rate. The state of Florida's tax rate is 5.5%. We apportion our pretax income to the State of Florida according to the State's apportionment factors. For the three months ended March 31, 2006 and the comparable period in
2005, the effective state tax rate is 3.5%. The tax exempt interest lowered our effective tax rate for 2005 and 2006 by 2.4%.

         NET INCOME increased $0.7 million for the three months ended March 31,
2006 from $5.3 million for the comparable period in 2005 to $6.0 million. Net income increased due to the 8% growth in net earned premium while the combined ratio increased only 2.0%. The increase in investment income also contributed to the overall increase in net income.

         NET COMBINED RATIO, INCLUDING POLICYHOLDER DIVIDENDS increased 2.0% to
90.8% for the three months ended March 31, 2006 from 88.8% for the comparable period in 2005.

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

         CAPITAL RESOURCES

         We have historically met our cash requirements and financed our growth principally from operations, the proceeds of borrowings, investment income and the initial public offering completed February 10, 2006 for $48.0 million. Cash flow is summarized in the table below.

                                                     For the Three Months Ended
                                                              March 31,
                                                              ---------
                                                       2006              2005
                                                       ----              ----

Cash and cash equivalents provided by (used in):
Operating activities                               $   20,508        $   20,974
Investing activities                                  (50,169)          (32,780)
Financing activities                                   47,525              (450)
                                                   ----------        ----------
Change in cash and cash equivalents                $   17,874        $  (12,256)
                                                   ==========        ==========

         REINSURANCE

         We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At March
31, 2006 and December 31, 2005, reinsurance recoverables on paid and unpaid losses and LAE and ceding commissions were $89.5 million and $84.0 million, respectively. Our largest recoverable from a single reinsurer as of March 31,
2006 was $50.1 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 40.4% of our total stockholders'
equity as of that date. Of the $50.1 million, $5.0 million was the current recoverable on paid losses. The balance of $45.1 million is recoverable from
Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

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

         We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held to maturity portfolio is not subject to mark to market accounting because we have the ability and intent to hold those securities to maturity. As of March
31, 2006, 86.7% of our entire portfolio was classified as available-for-sale and as of December 31, 2005, approximately 90.3% of our entire portfolio was classified as available-for-sale.

         The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of March 31, 2006 and December
31, 2005, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of March 31, 2006, our investments
(excluding cash and cash equivalents) had an average duration of 3.7 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

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

         The table below contains information concerning the composition of our investment portfolio at March 31, 2006:

                                                                                     Percentage of
                                                 Carrying                              Carrying
                                                Amount and        Yield to            Amount and
                                              Market Value(1)     Maturity          Market Value(1)
                                              ---------------     --------          ---------------
                                                               (Dollars in Thousands)
Bonds:(2)
U.S. government                                $      37,839           4.9%                   9.6%
Agencies                                              44,607           5.2                   11.3
Municipalities(3)                                     48,896           5.3                   12.3
Corporate "A" rated and above                        162,296           5.3                   41.0
Corporate "BBB"/"Baa" rated                           19,514           5.8                    4.9
Mortgage-backed securities                            60,439           5.3                   15.2
                                               -------------   -----------          -------------
Total Bonds                                    $     373,591           5.3%                  94.3%
                                               -------------   -----------          -------------
Cash and cash equivalents and short-term
investments                                    $      22,603           4.9                    5.7%
                                               -------------   -----------          -------------
Total                                          $     396,194          5.3%                  100.0%
                                               -------------   -----------          -------------

(1)      Carrying amount is amortized cost for bonds held-to-maturity and short-term investments. Carrying value is market value for bonds available-for-sale and common stock. As of March 31, 2006, $323.9 million of our bonds was classified as available-for-sale and $49.7 million was classified as held-to-maturity.

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

(3)      The municipal bonds' yields to maturity have been shown on a tax-equivalent basis. The tax impact was 1.4% on the yield to maturity for municipal bonds and 0.2% on the yield to maturity for total cash and investments.

         The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair market values as of March 31, 2006:

Years to Maturity(1)                             Amortized Cost     Fair Market Value
--------------------                             --------------     -----------------
                                                       (Dollars in Thousands)
1 year or less                                        $   44,621         $   44,116
More than 1 year, through 5 years                        182,458            177,723
More than 5 years, through 10 years                       84,882             81,952
More than 10 years                                         8,738              9,360
Mortgage backed securities (1)                            60,643             59,374
                                                      ----------         ----------
Total                                                 $  381,342         $  372,525
                                                      ----------         ----------

(1)      Based on the stated maturities of the securities. Actual maturities may differ as obligors may have the right to call or prepay obligations.

         As of March 31, 2006, the composite S&P rating of our bond portfolio was "A+" with an average duration of 3.7 years.

         We continuously monitor our portfolio to preserve principal values whenever possible. An investment in a fixed maturity security is impaired if its fair value falls below its book value. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include length of time and the extent to which fair value has been below book value, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery. No impairment was recorded on our investments held as of March 31, 2006.

         The following table summarizes, for all fixed maturity securities in an unrealized loss position at March 31, 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                               Unrealized     Number of
                                                 Fair Value      Losses        Issues
                                               -------------- ------------ --------------
                                                             (In Thousands)
Less than 12 months:
U.S. Treasury securities                        $21,870           ($445)          12
Agency                                           21,323            (164)           6
Municipalities                                   20,213            (506)           7
Corporate debt securities                        85,313          (2,055)          52
Mortgage-backed securities                       38,314            (578)          14
                                               --------         -------          ---
Total                                          $187,033         ($3,749)          91
                                               ========         =======          ===
Greater than 12 months:
U.S. Treasury securities                        $10,213           ($553)          17
Agency                                           23,025            (594)          18
Municipalities                                   28,673            (793)          21
Corporate debt securities                        93,065          (3,204)          90
Mortgage-backed securities                       21,060            (692)          16
                                               --------         -------          ---
Total                                          $176,036         ($5,836)         162
                                               ========         =======          ===
Total fixed maturity securities:
U.S. Treasury securities                        $32,083           ($998)          29
Agency                                          $44,348           ($758)          24
Municipalities                                  $48,886         ($1,299)          28
Corporate debt securities                      $178,378         ($5,259)         142
Mortgage-backed securities                      $59,374         ($1,270)          30
                                               --------         -------          ---
Total fixed maturity securities                $363,069         ($9,584)         253
                                               ========         =======          ===

         At March 31, 2006, there were no investments in fixed maturity securities with individual material unrealized losses, nor any other-than-temporarily impaired fixed maturity securities. Additionally, all the unrealized losses on the fixed maturity securities are interest rate related.

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
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued $1.2 million and $1.3 million as of March
31, 2006 and December 31, 2005, related to those matters.

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
This arrangement also provided for a reinsurance agreement between AmCOMP
Assurance as the reinsurer and this insurance company as the reinsured. At March
31, 2006, the amount to be recovered from this insurance company on these claims and LAE expenses paid by us was $1.6 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB")
issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123R"). SFAS
No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The standard also requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). SFAS No. 123R is effective as of the beginning of the first annual reporting period of the first fiscal year that begins after June 15, 2005. We adopted SFAS No. 123R on January 1,
2006 and applied it prospectively to new awards issued on or after January 1,
2006. The expenses associated with these awards will be recognized in the income statement over their vesting period effective January 1, 2006. For periods prior to adoption, as permitted by SFAS No. 123R, we accounted for share-based payments to employees using the intrinsic value method as detailed in Accounting
Board Opinion No. 25 and as such, recognized no compensation cost for employee stock options.

         SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of compensation expense reflected in its financial statements as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.

         The total compensation cost recognized for stock-based awards was approximately $0.1 million in the three months ended March 31, 2006.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E
of the Securities Exchange Act of 1934 (the "Exchange Act") relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends,"
"plans," "projects," believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed under the section entitled "Business--Risks
Related to Our Business and Industry." in our Annual Report on Form 10K filed with the Securities and Exchange Commission.

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

         You also may read and copy any materials we file with the SEC at the
SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. You
may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (WWW.SEC.GOV) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We believe  we are  principally  exposed  to two types of market  risk:
interest rate risk and credit risk.

INTEREST RATE RISK

         INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 87.0% were classified as available-for-sale as of March 31,
2006. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of March
31, 2006, our investments (excluding cash and cash equivalents) had an average duration of 3.7 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

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

         For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2006.

         The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of March 31, 2006:

                                        Estimated Increase
                                        (Decrease) in Fair      Estimated Percentage Increase
Change in Interest Rates                       Value               (Decrease) in Fair Value
---------------------------------- --------------------------- -------------------------------
                                                       (Dollars in Thousands)
300 basis point rise                         ($34,507)                      (9.5%)
200 basis point rise                          (23,223)                      (6.4%)
100 basis point rise                          (11,618)                      (3.2%)
50 basis point decline                          5,556                        1.5%
100 basis point decline                        10,949                        3.0%

         The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $11.6 million or 3.2%
based on a 100 basis point increase in interest rates as of March 31, 2006. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constituted approximately 94.3% of our total invested assets as of March 31, 2006.

         Interest expense would also be affected by a hypothetical change in interest rates. As of March 31, 2006 we had $39.6 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $ 0.4 million, a 200 basis point increase would increase interest expense by approximately $ 0.8 million and a 300 basis point increase would increase interest expense by approximately $1.2 million.

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
As of March 31, 2006, the par value of our mortgage backed securities holdings was $59.8 million. This equates to an average price of 100.8% of par. Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

         However, given the current interest rate environment, which has exhibited lower rates over the last few years, the possibility of additional significant declines in interest rates such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 13.0% of total investments as of March 31,
2006. Of this total, 100% was in agency pass through securities.

CREDIT RISK

         INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of March 31, 2006 and December 31, 2005, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor's,
Moody's and Fitch.

         REINSURANCE. We are subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         AmCOMP's management, with the participation of AmCOMP's Chief Executive
Officer and Chief Financial Officer, has evaluated the effectiveness of AmCOMP's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, AmCOMP's Chief Executive Officer and Chief Financial Officer
have concluded that, as of the end of such period, AmCOMP's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AmCOMP in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AmCOMP in the reports that it files or submits under the Exchange Act is accumulated and communicated to
AmCOMP's management, including AmCOMP's Chief Executive Officer and Chief
Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect,
AmCOMP's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

         Our net proceeds, after deducting underwriting discounts and commissions and other expenses relating to the offering, were approximately
$48.0 million. We contributed $43.0 million to our insurance subsidiaries, which will enable us to underwrite additional insurance. The balance, if any, of the net proceeds we received from the initial public offering will be used for working capital and general corporate purposes. Our use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus which was included in our Registration Statement. The amounts described in this paragraph represent reasonable estimates instead of the actual amounts. No proceeds or expenses were paid to our directors, officers, 10%
shareholders or affiliates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On January 18, 2006 and February 2, 2006 holders of in excess of a majority of the issued and outstanding shares of each of the Common Stock of the
Company and at least 66 2/3% of the Series A Convertible Preferred Stock, $1.00
par value per share (the "Series A Stock"), of the Company, delivered to the
Company written consents in lieu of a meeting, approving the following actions:

         1.       The  authorization of the Company to issue and sell,
                  in the Company's initial public offering (the "IPO")
                  up  to  6,000,000  shares  (post-split)  (the  "Firm
                  Shares") of Common Stock,  and certain  stockholders
                  of  the  Company  to  sell  up to  4,500,000  shares
                  (post-split)  plus  up  to an  additional  1,575,000
                  shares  (post-split)  of Common Stock (the  "Selling
                  Stockholder  Shares") at an initial public  offering
                  price  per  share to be  determined  by the Board of
                  Directors of the Company (the "Board"), or a pricing
                  committee   formed  by  the   Board,   in  its  sole
                  discretion;

         2.       Certificate  of  Amendment  to  the  Certificate  of
                  Incorporation   of   the   Company,    effecting   a
                  2.2904-for-1  reverse  split  of the  Common  Stock,
                  which became  effective  upon the filing on February
                  6,  2006  of  a  Certificate  of  Amendment  to  the
                  Certificate of Incorporation of the Company with the
                  Secretary of State of Delaware;

         3.       The adoption of an Amended and Restated  Certificate
                  of  Incorporation  of  the  Company,   which  became
                  effective  upon its filing on February 15, 2006 with
                  the  Secretary of State of Delaware,  simultaneously
                  with the closing of the IPO;

         4.       The adoption of Amended and  Restated  Bylaws of the
                  Company, which became effective on February 15, 2006
                  simultaneously with the closing of the IPO;

         5.       The  adoption  of the  Company's  2005 Stock  Option
                  Plan, which became effective on September 7, 2005;

         6.       The  adoption  of Amended  and  Restated  Directors'
                  Stock Option Plan, which became effective on January
                  17, 2006;

         7.       The  adoption  of a Plan and  Agreement  between the
                  Company and Fred R. Lowe,  which became effective on
                  February 9, 2006, by which there was granted to Fred
                  R. Lowe,  a stock  option  (the "Lowe  Option"),  to
                  purchase  a  maximum  of  218,302  shares  of Common
                  Stock,   which  option  was   contingent   upon  and
                  effective  concurrent with the  effectiveness of the
                  Registration  Statement;   the  Lowe  Option  is  an
                  incentive  stock  option (an  "ISO"),  as defined in
                  Section 422 of the Internal Revenue Code of 1986, as
                  amended  (the  "Code");   to  the  extent  that  the
                  aggregate fair market value of the Common Stock that
                  may be issued upon  exercise of the Lowe Option with
                  respect to which ISOs are  exercisable for the first
                  time during any calendar year exceeds $100,000,  the
                  balance   of  such   options   will  be  treated  as
                  non-qualified  options; the per share exercise price
                  of the  Lowe  Option  was  fixed at  $9.00,  the IPO
                  price,  which  price  is  equal  to 100% of the fair
                  market  value  of the  Common  Stock  on the date of
                  grant;

         8.       The  adoption  of a Plan and  Agreement  between the
                  Company  and  Debra  Cerre-Ruedisili,  which  became
                  effective  on February  9, 2006,  by which there was
                  granted  to Debra  Cerre-Ruedisili,  a stock  option
                  (the  "Debra  Option"),  to  purchase  a maximum  of
                  124,575  shares of Common  Stock,  which  option was
                  contingent  upon and effective  concurrent  with the
                  effectiveness  of the  Registration  Statement;  the
                  Debra  Option is an ISO, as defined in the Code,  to
                  the extent that the  aggregate  fair market value of
                  the Common Stock that may be issued upon exercise of
                  the Debra  Option  with  respect  to which  ISOs are
                  exercisable  for the first time during any  calendar
                  year exceeds  $100,000,  the balance of such options
                  will be treated as  non-qualified  options;  the per
                  share  exercise  price of the Debra Option was fixed
                  at $9.00,  the IPO  price,  which  price is equal to
                  100% of the fair market value of the Common Stock on
                  the date of grant; and

         9.       The  adoption  of a Plan and  Agreement  between the
                  Company and Kumar Gursahaney, which became effective
                  on February  9, 2006,  by which there was granted to
                  Kumar  Gursahaney,  a stock option (the  "Gursahaney
                  Option"),  to purchase a maximum of 41,340 shares of
                  Common Stock,  which option was contingent  upon and
                  effective  concurrent with the  effectiveness of the
                  Registration Statement;  the Gursahaney Option is an
                  ISO, as defined in the Code,  to the extent that the
                  aggregate fair market value of the Common Stock that
                  may be issued upon exercise of the Gursahaney Option
                  with respect to which ISOs are  exercisable  for the
                  first  time  during  any   calendar   year   exceeds
                  $100,000,  the  balance  of  such  options  will  be
                  treated  as  non-qualified  options;  the per  share
                  exercise price of the Gursahaney Option was fixed at
                  $9.00,  the IPO price,  which price is equal to 100%
                  of the fair market  value of the Common Stock on the
                  date of grant.

         The stockholders have approved the corporate actions, as described above, pursuant to the provisions of Section 228 of the Delaware General
Corporation Law, which permits any action that might be taken at a meeting of stockholders to be adopted by written consent of such number of stockholders as are required to pass the proposal at a meeting.

ITEM 6.  EXHIBITS.

                                  EXHIBIT INDEX

Number      Description of Exhibit
    10.1    Excess Workers' Compensation Reinsurance Contract, effective January
            1, 2006, issued to AmCOMP Preferred Insurance Company, AmCOMP
            Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the
            AmCOMP Group (Incorporated by reference to Exhibit 10.49 to the
            Registrant's Registration Statement on Form S-1 (Commission File No.
            333-128272), as amended, initially filed with the Commission on
            September 13, 2005, (the "Form S-1")).

    10.2    Catastrophe Workers' Compensation Reinsurance Contract, effective
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

*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the 15th day of May, 2006.

                                       AMCOMP INCORPORATED
                                       (Registrant)

                                       By: /s/ Fred R. Lowe
                                           -------------------------------------
                                           Fred R. Lowe
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       By: /s/ Kumar Gursahaney
                                           -------------------------------------
                                           Kumar Gursahaney
                                           SENIOR VICE PRESIDENT AND CHIEF
                                           FINANCIAL OFFICER