Form 10-Q
period 2006-06-30
AMCOMP INC /FL
filed 2006-09-21
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                    FORM 10-Q
(Mark One)

     |X|   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

     |_|   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-51767

                          ----------------------------

                               AMCOMP INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               65-0636842
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification Number)

701 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                  33408
(Address of principal executive offices)                       (Zip Code)

                                 (561) 840-7171
              (Registrant's telephone number, including area code)

                                       N/A
 (former name, former address, former fiscal year, if changed since last report)

                          ----------------------------

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

                         Yes |_|             No |X|

As of September 19, 2006, the  registrant had 15,562,155  shares of common stock outstanding.

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                           AMCOMP INCORPORATED AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                            June 30,         December 31,
                                                                                              2006               2005
                                                                                            ---------        ------------
Assets
Investments:
   Fixed maturity securities available-for-sale at fair value (amortized cost
   of $336,315 in 2006 and $300,274 in 2005)                                                $ 326,631          $ 295,664
   Fixed maturity securities held-to-maturity at amortized cost (fair value of
   $63,369 in 2006 and $31,326 in 2005)                                                        65,152             31,793
                                                                                            ---------          ---------
Total investments                                                                             391,783            327,457
Cash and cash equivalents                                                                       9,735              4,729
Restricted cash                                                                                    --                 10
Accrued investment income                                                                       4,754              3,992
Premiums receivable - net                                                                     115,612            104,522
Reinsurance recoverable:
   On paid losses and loss adjustment expenses                                                  2,593              5,202
   On unpaid losses and loss adjustment expenses                                               74,432             78,659
   On ceding commissions                                                                           --                 19
Prepaid reinsurance premiums                                                                    4,115              5,368
Deferred policy acquisition costs                                                              22,989             19,413
Property and equipment - net                                                                    2,181              2,658
Income taxes recoverable                                                                          707              1,166
Deferred income taxes - net                                                                    24,149             20,871
Goodwill, net of accumulated amortization                                                       1,260              1,260
Other assets                                                                                    7,533              8,001
                                                                                            ---------          ---------
TOTAL ASSETS                                                                                $ 661,843          $ 583,327
                                                                                            =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Policy reserves and policyholders' funds:
   Unpaid losses and loss adjustment expenses                                               $ 317,553          $ 309,857
   Unearned and advance premiums                                                              128,269            115,574
   Policyholders' deposits                                                                         --                 10
   Policyholder retention dividends payable                                                     7,379              6,636
                                                                                            ---------          ---------
       Total policy reserves and policyholders' funds                                         453,201            432,077
Reinsurance payable                                                                             2,707                668
Accounts payable and accrued expenses                                                          38,849             38,565
Notes payable                                                                                  39,143             40,036
                                                                                            ---------          ---------
TOTAL LIABILITIES                                                                             533,900            511,346
                                                                                            ---------          ---------
SHAREHOLDERS' EQUITY
Common stock (par value $.01; authorized shares 28,000; 15,697 in 2006 and
   5,502 issued; 15,562 in 2006 and 5,367 in 2005 outstanding)                              156                 54
Convertible preferred stock series A                                                               --             23,098
Additional paid-in capital                                                                     71,687                536
Retained earnings                                                                              62,410             51,428
Accumulated other comprehensive loss (net of deferred taxes of $3,632 in 2006
   and $1,678 (in 2005)                                                                        (6,111)            (2,936)
Treasury stock (135 shares in 2006 and 2005)                                                     (199)              (199)
                                                                                            ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                                    127,943             71,981
                                                                                            ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 661,843          $ 583,327
                                                                                            =========          =========

                                See notes to condensed consolidated financial statements.

                                           AMCOMP INCORPORATED AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended                    Six Months Ended
                                                       ----------------------------          ----------------------------
                                                       June 30,            June 30,          June 30,            June 30,
                                                         2006                2005              2006                2005
                                                       ---------          ---------          ---------          ---------
Revenue:
  Net premiums earned                                  $  68,388          $  64,002          $ 134,358          $ 125,089
  Net investment income                                    4,228              3,013              8,271              5,042
  Net realized investment losses                            (198)              (338)              (197)              (418)
  Other income                                               106                 82                191                168
                                                       ---------          ---------          ---------          ---------
     Total revenue                                        72,524             66,759            142,623            129,881

Expenses:
  Losses and loss adjustment expenses                     40,582             33,251             78,049             69,786
  Dividends to policyholders                               2,580              2,284              5,243              4,274
  Underwriting and acquisition expenses                   21,398             21,423             41,199             37,100
  Interest expense                                           868                701              1,706              1,401
                                                       ---------          ---------          ---------          ---------
     Total expenses                                       65,428             57,659            126,197            112,561
                                                       ---------          ---------          ---------          ---------
Income before income taxes                                 7,096              9,100             16,426             17,320

  Income taxes expense                                     2,089              3,880              5,444              6,773
                                                       ---------          ---------          ---------          ---------
  Net income                                           $   5,007          $   5,220          $  10,982          $  10,547
                                                       =========          =========          =========          =========
  Earnings per common share - basic                    $    0.31          $    0.97          $    0.83          $    1.96
                                                       =========          =========          =========          =========

  Earnings per common share - diluted                  $    0.31          $    0.55          $    0.77          $    1.11
                                                       ---------          ---------          ---------          ---------

                                 See notes to condensed consolidated financial statements

                                                AMCOMP INCORPORATED AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                        Convertible                                      Accumulated
                                                         Preferred    Additional                            Other
                                               Common   Stock Series   Paid-In    Treasury    Retained   Comprehensive Stockholders'
                                               Stock         A         Capital      Stock      Earnings   Income(Loss)    Equity
                                            ---------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004                $      54   $  23,098    $     536   $    (195)   $  34,643   $     199      $  58,335
                                            ---------------------------------------------------------------------------------------

Net income                                         -           -            -           -         16,785         -           16,785

Unrealized loss on investments (net of
   tax benefit of $1,789)                          -           -            -           -            -        (3,135)        (3,135)
                                                                                                                         ----------
Comprehensive income                               -           -            -           -            -           -           13,650

Purchase of treasury stock                         -           -            -           (4)          -           -              (4)
                                            ---------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005                       54      23,098          536        (199)      51,428      (2,936)        71,981
                                            ---------------------------------------------------------------------------------------

Net income                                         -           -            -           -        10,982         -           10,982

Unrealized loss on investments (net of
   tax benefit of $1,962)                          -           -            -           -            -       (3,175)        (3,175)

Comprehensive income                               -           -            -           -            -           -           7,807

Conversion of Series A Preferred
   into Common Stock                               42     (23,098)      23,056          -            -           -              -

Stock issued during intial public offering
   (net of offering cost of $2,341)                60          -     $  47,912          -            -           -          47,972

Stock option compensation expense                  -           -           183          -            -           -             183

                                            ---------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2006                    $     156       $  -     $  71,687   $    (199)   $  62,410   $  (6,111)     $ 127,943
                                            ======================================================================================

                                      See notes to condensed consolidated financial statements.

                                       AMCOMP INCORPORATED AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                             Six Months Ended
                                                                                        June 30,         June 30,
                                                                                         2006              2005
                                                                                       --------          --------
Operating Activities:
     Net income                                                                        $ 10,982          $ 10,547
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                                          908             1,138
     Amortization of investment premiums/discounts                                        1,326             1,475
     Stock option expense                                                                   183               -
     Provision for deferred income taxes                                                 (1,317)            1,110
     Net realized losses on investments                                                     197               418
     Gain on sale of fixed assets                                                            11               -
     Policy acquisition costs deferred                                                  (27,485)          (25,410)
     Policy acquisition costs amortized                                                  23,909            19,766
     Change in operating assets and liabilities:
          Accrued investment income                                                        (762)             (448)
          Premiums receivable                                                           (11,090)           (8,970)
          Reinsurance balances                                                           10,147            16,124
          Other assets and liabilities                                                      468                69
          Unpaid losses and loss adjustment expenses                                      7,696             3,019
          Unearned and advance premiums and policyholder deposits                        12,685             9,015
          Policyholder retention dividends payable                                          743               200
          Accounts payable and accrued expenses                                             284             2,835
          Income tax recoverable                                                            459             1,334
                                                                                       --------          --------
               Net cash provided by operating activities                                 29,344            32,222
     Investing Activities:
       Securities available-for-sale:
          Purchases                                                                     (63,191)          (74,473)
          Sales and maturities                                                           12,106            24,275
       Securities held-to-maturity
          Purchases                                                                     (23,663)           (8,685)
          Maturities                                                                      3,762             1,064
       Purchases of property plant and equipment                                           (441)             (591)
       Restricted cash                                                                       10               899
                                                                                       --------          --------
               Net cash used in investing activities                                    (71,417)          (57,511)
     Financing Activities:
       Proceeds from initial public offering, net of offering costs of $2,341            47,972               -
       Purchase of treasury stock                                                           -                  (4)
       Payment of note payable                                                             (893)             (893)
                                                                                       --------          --------
               Net cash provided by (used in) financing activities                       47,079              (897)
                                                                                       --------          --------
     Net increase (decrease) in cash                                                      5,006           (26,186)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       4,729            33,865
                                                                                       --------          --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  9,735          $  7,679
                                                                                       ========          ========
     Supplemental Cash Flow Data:
       Cash paid - interest                                                            $  1,686          $  1,343
                                                                                       --------          --------
       Cash paid - income taxes                                                        $  6,342          $  4,321
                                                                                       --------          --------

                             See notes to condensed consolidated financial statements

                      AMCOMP INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("United States") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of AmCOMP, AmCOMP Preferred Insurance Company
("AmCOMP Preferred"), Pinnacle Administrative, Inc. ("Pinnacle Administrative"),
Pinnacle Benefits, Inc. ("Pinnacle Benefits"), AmCOMP Assurance Corporation
("AmCOMP Assurance") and AmServ Incorporated ("AmServ"). All intercompany accounts and transactions have been eliminated in consolidation.

         Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         NEW ACCOUNTING PRONOUNCEMENTS -- In March 2005, the SEC released Staff
Accounting Bulletin No. 107, SHARE-BASED PAYMENT ("SAB 107"). SAB 107 sets forth the SEC staff's position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance relating to the interaction between SFAS No. 123R and certain SEC rules and regulations. In addition, SAB 107 provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.

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

         In July 2006, the Financial Accounting Standards Board ("FASB") issued interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN INCOME
TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation will be effective
January 1, 2007. This interpretation is not expected to have a significant impact on the Company's financial statements.

         Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises
for Deferred Acquisition Costs in Connection with Modifications or Exchanges of
Insurance Contracts, issued September 2005, becomes effective January 1, 2007.
SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, Accounting and Reporting by Insurance
Enterprises for Certain Long-Duration Contracts and for Realized Gains and
Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company does not anticipate a significant impact upon adoption.

         STOCK-BASED COMPENSATION -- The Company grants stock options to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, for its stock based compensation plans.
Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

         Prior to January 1, 2006, the Company accounted for stock-based compensation to employees using the intrinsic value method as prescribed by
Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees ("APB No. 25"), and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based
Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for
Stock-Based Compensation - Transitions and Disclosures ("SFAS 148").
Accordingly, compensation cost for stock options issued to employees was measured as the excess, if any, of the estimated market price of the Company's stock at the date of grant over the amount an employee must pay for the stock.

         The following table illustrates the effect on net earnings and earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                                               Three Months              Six Months
                                                                   Ended                    Ended
                                                               June 30, 2005           June 30, 2005
                                                             ---------------           ---------------
Net Income:                                                  $         5,220           $      10,547
  Deduct: total stock based employee compensation expense
  determined under fair value based method for all awards -
  net of related tax effects                                             (9)                    (18)
                                                             ---------------           ---------------
Pro forma net income                                         $         5,211           $      10,529
                                                             ===============           ===============
     Basic earnings per share - as reported                  $          0.97           $        1.96
                                                             ===============           ===============
     Basic earnings per share - pro forma                    $          0.97           $        1.96
                                                             ===============           ===============
     Diluted earnings per share - as reported                $          0.55           $        1.11
                                                             ---------------           ---------------

         The fair value for those options was estimated at the date of grant using the minimum value option pricing model with the following assumptions:
risk-free interest rates equal to the five-year U.S. Treasury Bill rate on the grant date; expected dividend yield of 0%; expected life equal to the life of the options between four and five years; and stock price on the date of grant.

         The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first two quarters of 2006 includes:

          o   Compensation cost for all share based awards (expected to vest)
              granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

          o   Compensation cost for all share-based awards(expected to vest)
              granted during the three-months and six-months ended June 30, 2006 based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

         Upon adoption of SFAS 123R, the Company continued to use the
Black-Scholes option pricing model for valuing all stock options. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. As a result of the adoption of SFAS 123R, the Company recognized approximately $0.2 million and $0.3 million of stock option compensation expense in the three months and six months ended June 30, 2006.
Basic and diluted earnings per share for the three months and six months ended
June 30, 2006 were reduced by $0.01 and $0.02, respectively.

         See Note 2 for additional information regarding the Company's stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

2.       STOCK OPTIONS

         During 1997, the Board of Directors approved a director stock option plan (the "Directors Plan") and reserved 87,321 shares of common stock for issuance under this plan. Under the Directors Plan, options vest over a period determined at the time of grant and are exercisable over a five-year period after the date of grant for an exercise price equal to management's estimate of the fair market value of the common stock on the date of grant. In January 2006, the Directors' Plan was amended. The amended plan states that all directors who are not employees of AmCOMP are eligible to receive grants of options under the
Directors Plan. Each eligible director receives an automatic, nondiscretionary grant of (1) an option to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $66,000 upon election to the Board and (2) options to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $13,200 annually on each January 1 thereafter so long as he remains an eligible director. In addition, the Board has the authority to make discretionary grants of options under the Plan.

         During 1996, the Board approved an employee stock option plan (the
"1996 Plan") and reserved 272,878 shares of the Company's common stock, subsequently increased to 960,531 shares, for future issuance thereunder. The employee options vest over a period determined at the time of grant and are exercisable over a period of not more than 10 years at an exercise price equal to management's estimate of the fair market value of the common stock at the date of grant in the case of incentive options and not less than 80% of such fair market value in the case of nonqualified options. In September 2005, the
Board terminated the 1996 Plan, which had no effect on options outstanding thereunder.

         Prior to 1999, the Company granted two executives options to purchase shares under a nonqualified stock option agreements. Of the options granted, options to purchase 272,877 common shares are still outstanding as of June 30,
2006. These options vested over a three to five-year period and are exercisable over a 10 year period after the date of grant at an exercise price of $13.74 per share.

         In September 2005, the Board adopted an employee stock option plan (the
"2005 Plan"), and reserved 567,586 shares with a limit of 218,302 shares per optionee per calendar year. Unless sooner terminated by the board, the 2005 Plan terminates on September 6, 2015. The employee options vest over a period determined at the time of grant, generally 4 years, and are exercisable over a period of not more than 10 years at an exercise price at least equal to fair market value of the common stock at the date of grant.

         Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application transition method. Under this method, all outstanding employee stock options are being expensed over the remaining vesting period based on the fair value of the options at the date they were granted.
Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation. As a result of the adoption of SFAS No. 123R, the Company recognized approximately $0.2 million and
$0.3 million of stock option compensation expense in the three months and six months ended June 30, 2006, respectively. As of June 30, 2006, total unrecognized compensation expense related to non-vested stock options was approximately $2.2 million. This cost is expected to be recognized over the weighted average period of 3.2 years.

         In February 2006, the Company granted three executives options to purchase 384,217 shares of common stock outside of existing plans. These options vest over a three-to-four year period and are exercisable over a five-year period after the date of grant for an exercise price of $9 per share.

         For the years ended December 31, 2005 and prior, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and
related interpretations in accounting for its stock options granted to employees and directors. Under APB No. 25, because the exercise price of the Company's employee stock options equals or is greater than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

         A summary of the Company's stock option activity for the three months and six months ended June 30, 2006 is as follows:

                                                   Three Months Ended                Six Months Ended
                                                     June 30, 2006                     June 30, 2006
                                               Employees, Directors, and        Employees, Directors, and
                                                       Executives                        Executives
                                              -------------------------------------------------------------
                                                 Average                         Average
                                                Exercise         Number of      Exercise         Number of
                                                  Price           Shares         Price             Shares
                                              -------------------------------------------------------------
Outstanding--beginning balance                $    9.95         1,441,729      $   11.12           645,579
  Granted                                         10.40            20,000           9.03           818,442
  Exercised                                        9.32           (43,660)          9.32           (43,660)
  Forfeited                                         -                 -             9.30            (2,292)
                                              ----------------------------     ----------------------------
Outstanding--June 30, 2006                    $    9.98         1,418,069      $    9.98         1,418,069
                                              ============================     ============================

         As of June 30, 2006, and December 31, 2005, options to purchase 542,504 and 588,453 shares were exercisable. The weighted average remaining contractual life of the exercisable options are 0.8 years and 1.3 years as of June 30, 2006 and December 31, 2005, respectively. The per-share weighted average grant date fair value of options granted in the three months and six months ended June 30,
2006 was $3.43 and $3.05, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations: zero expected dividend yield, 4.56% risk-free interest rate, 5 year expected life, and 28.2% volatility. Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees. No options were granted in 2005. As of June 30, 2006 the aggregate intrinsic value of options outstanding and options exercisable was approximately $512,000 and
$81,000, respectively.

                                                 Options Outstanding                              Options Exercisable
                              ----------------------------------------------------  ----------------------------------------------
                                                     Weighted
                                                      Average          Weighted
                                    Number           Remaining          Average
                                Outstanding at      Contractual         Exercise       Number Exercisable at    Weighted Average
 Range of Exercise Prices       June 30, 2006          Life               Price            June 30, 2006         Exercise Price
--------------------------    -----------------  -------------------  ------------  -------------------------  -------------------
           $0.00 - $ 8.99              86,993           1.54           $    8.83                      62,615                8.84
             9.00 -  9.99           1,038,199           3.77                9.07                     207,012                9.32
            10.00 - 14.00             292,877           1.07               13.51                     272,877               13.74
                                    ---------           ----           ---------                     -------               -----
                                    1,418,069           3.08           $    9.98                     542,504               11.49
                                    =========           ====           =========                     =======               =====

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
Assessments were $2.4 million and $2.3 million for the six months ended June 30,
2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, $2.4
million and $2.0 million, respectively, of SDTF assessments are included in deferred acquisition costs on the balance sheet.
         AmCOMP Preferred submits claims to the SDTF for recovery of applicable claims paid on behalf of AmCOMP Preferred's insureds. Because of the uncertainty of the collectibility of such amounts, SDTF recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the SDTF were approximately $0.1 million and $0.6 million in the six months ended June 30, 2006 and 2005, respectively.

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

4. INVESTMENTS

      The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at June 30, 2006 and
December 31, 2005 (in thousands):

                                                                           Gross          Gross
                                                         Amortized      Unrealized      Unrealized
                                                            Cost           Gains          Losses       Fair Value
                                                       -----------------------------------------------------------
Available-for-sale securities at June 30, 2006:
  U.S. Treasury securities                                $ 34,102        $    570        $  1,140        $ 33,532
  Agency                                                    44,333               4             955          43,382
  Municipalities                                            64,079               -           1,841          62,238
  Corporate debt securities                                184,940               3           5,977         178,966
  Mortgage-backed securities                                 8,861               2             350           8,513
                                                       -----------------------------------------------------------
Total fixed maturity securities                           $336,315        $    579        $ 10,263        $326,631
                                                       ===========================================================

Held-to-maturity securities at June 30, 2006:
                                                       -----------------------------------------------------------
  Mortgage-backed securities                              $ 65,152          $    -        $  1,783        $ 63,369
                                                       ===========================================================

Available-for-sale securities at December 31, 2005:
  U.S. Treasury securities                                $ 38,136        $  1,094        $    636        $ 38,594
  Agency                                                    29,895               9             580          29,324
  Municipalities                                            44,472               -             781          43,691
  Corporate debt securities                                476,180              68           3,577         172,671
  Mortgage-backed securities                                11,591               2             209          11,384
                                                       -----------------------------------------------------------
  Total fixed maturity securities                         $300,274        $  1,173        $  5,783        $295,664
                                                       ===========================================================

Held-to-maturity securities at December 31, 2005:
                                                       -----------------------------------------------------------
  Mortgage-backed securities                              $ 31,793          $    -        $    478        $ 31,326
                                                       ===========================================================

      The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at
June 30, 2006 are summarized by maturity as follows (in thousands):

                                                        Available-for-sale               Held-to-maturity
                                                -----------------------------    ----------------------------
                                                    Amortized                        Amortized
                                                       Cost        Fair Value           Cost       Fair Value
                                                -----------------------------    ----------------------------
Years to maturity:
  One or less                                       $  47,623      $   7,120          $      -      $      -
  After one through five                              186,967        181,037                 -             -
  After five through ten                               78,149         74,840                 -             -
  After ten                                            13,723         14,149                 -             -
  Mortgage-backed securities                            9,853          9,485            65,152        63,369
                                                -----------------------------    ----------------------------
Total                                               $ 336,315      $ 326,631          $ 65,152      $ 63,369
                                                =============================    ============================

      The foregoing data is based on the stated maturities of the securities.
Actual maturities may differ as borrowers may have the right to call or prepay obligations.

      At June 30, 2006 and December 31, 2005, bonds with an amortized cost of
$10,232,000 and $19,245,000 and a fair value of $10,645,000 and $20,186,000, respectively, were on deposit with various states' departments of insurance in accordance with regulatory requirements. Additionally, at June 30, 2006 and
December 31, 2005, bonds with an amortized cost of $6,001,000 and $6,000,000, respectively, were held in a reinsurance trust to the benefit of members of the
Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

      Major categories of the Company's net investment income for the three and six months ended June 30, 2006 and 2005 are summarized as follows (in thousands):

                                                     Three Months Ended            Six Months Ended
                                                --------------------------    -------------------------
                                                   June 30,       June 30,       June 30,      June 30,
                                                    2006           2005           2006           2005
                                                --------------------------    -------------------------
Income:
    Fixed maturity securities                       $4,142         $2,462         $7,901        $4,568
    Cash and cash equivalents                          303            778            780           919
                                                --------------------------    -------------------------
   Investment income                                $4,445         $3,240         $8,681        $5,487
   Investment expenses                               (217)          (227)          (410)         (445)
                                                -------------------------------------------------------
Net investment income                               $4,228         $3,013         $8,271        $5,042
                                                =======================================================

      No securities were sold during the first six months of 2006. Proceeds from the sale of available-for-sale fixed maturity securities during the three and six months ended June 30, 2005 were $10,425,000, and $15,696,000, respectively.
Gross gains of $102,000, and $102,000 and gross losses of $440,000, and $518,000 were realized in the three and six months ended June 30, 2005, respectively, on those sales.

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

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at June 30, 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

                                                                  Unrealized      Number of
                                                   Fair Value       Losses         Issues
                                                --------------------------------------------
Less than 12 months:
  U.S. Treasury securities                          $  15,723      $   (505)             14
  Agency                                               23,279          (391)              9
  Municipalities                                       20,903          (462)              6
  Corporate debt securities                           102,333        (3,241)             73
  Mortgage-backed securities                           54,020        (1,236)             21
                                                --------------------------------------------
Total                                               $ 216,258      $ (5,835)            123
                                                ============================================

Greater than 12 months:
  U.S. Treasury securities                          $  12,223        $ (636)             14
  Agency                                               19,998          (568)             16
  Municipalities                                       36,325        (1,379)             26
  Corporate debt securities                            72,985        (2,729)             68
  Mortgage-backed securities                           17,821          (899)             14
                                                --------------------------------------------
Total                                               $ 159,352      $ (6,211)            138
                                                ============================================

Total fixed maturity securities:
  U.S. Treasury securities                          $  27,946      $ (1,141)             28
  Agency                                               43,277          (959)             25
  Municipalities                                       57,228        (1,841)             32
  Corporate debt securities                           175,318        (5,970)            141
  Mortgage-backed securities                           71,841        (2,135)             35
                                                --------------------------------------------
Total fixed maturity securities                     $ 375,610       (12,046)            261
                                                ============================================

         At June 30, 2006, there were no investments in fixed maturity securities with individual material unrealized losses. Additionally, three securities determined to be other-than-temporarily impaired were written down to market value. All the unrealized losses on the fixed maturity securities are interest rate related.

5         REINSURANCE

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
such adjustments are included in current operations. Effective July 2004, the
Company has discontinued the use of quota share reinsurance on new and renewal business.

         AmCOMP Preferred and AmCOMP Assurance offer workers' compensation policies at statutory limits. A summary of specific and aggregate reinsurance retention limits follows (in thousands):

                            Specific            Aggregate
Accident Year               Retention           Retention
-------------               ---------           ---------
1989 and 1990                  300              Unlimited
1991 through 1993              500              Unlimited
1994                           400              Unlimited
1995                           400                 28,000
1996                           500              Unlimited
1997                           500              Unlimited
1998                           500              Unlimited
1999                           250              Unlimited
2000                           250              Unlimited
2001                           250              Unlimited
2002(a)                        500              Unlimited
2003                         1,000              Unlimited
2004(b)                      1,000              Unlimited
2005                         2,000              Unlimited
2006                         2,000              Unlimited

(a)  For policies effective in 2002, the specific retention is $500,000. The reinsurer's limit on policies effective in 2002 was $50 million. In the first half of 2002, the Company also retained 10% of the layer from $1.0 million to $10.0 million for the first half of 2002 on policies effective in 2002 and 10% of the layer from $5.0 million to $10.0 million for the second half of 2002 for policies effective in 2002.

(b)  For inforce, new and renewal policies effective in 2004, the specific retention is $1.0 million. The Company also retained 10% of the layer from
     $5.0 million to $10.0 million.

6.       UNPAID LOSSES AND LAE

         The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying consolidated balance sheets (in thousands):

                                                                      Six Months   Twelve Months
                                                                         Ended          Ended
                                                                        June 30,    December 31,
                                                                          2006          2005
                                                                     ------------- -------------
                                                                       (Dollars in Thousands)
Unpaid losses and LAE at beginning of period                          $   309,857   $   297,698
Less reinsurance recoverables on unpaid losses                             78,659       107,155
                                                                     ------------- -------------
Net unpaid losses and LAE at beginning of the period                  $   231,198   $   190,543
                                                                     ------------- -------------
Losses and LAE, net of reinsurance, incurred in:
     Current year                                                     $    89,969   $   168,355
     Prior years                                                         (11,920)      (24,692)
                                                                     ------------- -------------
Total net losses and LAE incurred                                     $    78,049   $   143,663
                                                                     ------------- -------------
Deduct payments for losses and LAE, net of reinsurance
related to:
     Current year                                                     $    18,357   $    48,299
     Prior years                                                           47,769        54,709
                                                                     ------------- -------------
Total net payments for losses and LAE during the current
     period                                                           $    66,126   $   103,008
                                                                     ------------- -------------
Ending unpaid losses and LAE, net of reinsurance                      $   243,121   $   231,198
Reinsurance recoverable on unpaid losses and LAE                           74,432        78,659
                                                                     ------------- -------------
Ending unpaid losses and LAE, gross of reinsurance                    $   317,553   $   309,857
                                                                     ============= =============

         The Company's estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the six months ended June
30, 2006 and the year ended December 31, 2005 by $11.9 million and $24.7 million, respectively, as a result of actual loss development emerging more favorably than expected. Management believes the historical experience of the
Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as, inflation, claims settlement patterns, legislative activity and litigation trends, may favorably or unfavorably impact the ultimate settlement of the Company's loss and loss adjustment expenses.

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

7.       COMMITMENTS AND CONTINGENCIES

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
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued $1.2 million and $1.3 million as of June 30, 2006 and December 31, 2005 related to those matters.

         The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

8.       NOTES PAYABLE

         On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution under which the Company borrowed $11.3 million. The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin. The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP
Preferred. During 2003, the remaining balance of the Loan was refinanced and the
Company borrowed an additional $5.5 million . At June 30, 2006 and December 31,
2005, the principal balance was $7.1 million and $8.0 million, respectively. The interest rate was 7.7% at June 30, 2006.

         On April 29, 2004, AmCOMP Preferred issued a $10 million surplus note in return for $10 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Approved interest paid through
June 30, 2006 and 2005 totaled $0.4 million and $0.3, million respectively.
Unpaid and unapproved interest as of June 30, 2006 and December 31, 2005 were
$0.1 million and $0.1 million, respectively.

         On May 26, 2004, AmCOMP Preferred issued a $12 million surplus note, in return for $12 million in cash, to ICONS, Inc., as part of a pooled transaction.
The note matures in 30 years and is callable by the Company after five years.
The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Approved interest paid through June
30, 2006 and 2005 totaled $0.5 million and $0.4 million, respectively. Unpaid and unapproved interest as of June 30, 2006 and December 31, 2005 were $0.1 million and $0.1 million, respectively.

         On September 14, 2004, AmCOMP Preferred issued a $10 million surplus note, in return for $10 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR.
Approved interest paid through June 30, 2006 and 2005 totaled $0.4 million and
$0.3 million, respectively. Unpaid and unapproved interest as of June 30, 2006 and December 31, 2005 were $39,000 and $38,000, respectively.

9.         FEDERAL AND STATE INCOME TAXES

         Significant components of income tax for the three and six months ended
June 30, 2006 and 2005 are as follows (in thousands):

                                                        Three Months Ended                Six Months Ended
                                                    --------------------------       --------------------------
                                                     June 30,       June 30,          June 30,       June 30,
                                                       2006           2005              2006           2005
                                                    --------------------------       --------------------------
Current expense (benefit)
  Federal                                              $2,494         $2,692            $6,131        $5,132
  State                                                   227            367               630           531
                                                    --------------------------       --------------------------
    Total current tax expense                          $2,721         $3,323            $6,761        $5,663
Deferred expense (benefit)
  Federal                                              $(554)          $ 564            $(891)        $1,011
  State                                                  (78)            257             (426)            99
                                                    --------------------------       --------------------------
    Total deferred tax expense (benefit)                (632)            821           (1,317)         1,110
                                                    --------------------------       --------------------------
Income tax expense                                     $2,089         $3,880            $5,444        $6,773
                                                    ==========================       ==========================

         The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

                                         Three Months Ended                       Six Months Ended
                                -------------------------------------    ------------------------------------
                                    June 30,            June 30,               June 30,           June 30,
                                      2006                2005                   2006               2005
                                -------------------------------------    ------------------------------------
Income tax at statutory rate     $2,484     35.0%    $3,094    34.0%       $5,749    35.0%    $5,889   34.0%
Permanent differences:
  State income taxes                131      1.9        240     2.6           395     2.4      1,050    6.1
  Tax-exempt interest              (194)    (2.7)      (113)   (1.2)         (418)   (2.5)      (234)  (1.4)
  Non-deductible meals and
    entertainment                    92      1.3         21     0.2           156     0.9         77    0.4

  Change in deferred tax rate      (531)    (7.5)      -         -           (531)   (3.2)      -        -
  Other expense--net                107      1.4        638     7.0            93     0.5        (9)     -
                                -------------------------------------    ------------------------------------
Effective income tax expense     $2,089     29.4%    $3,880    42.6%       $5,444    33.1%    $6,773   39.1%
                                =====================================    ====================================

         The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of June 30, 2006 and
December 31, 2005 are presented below (in thousands):

                                                  June 30,         December 31,
                                                    2006               2005
                                                    ----               ----
Deferred tax assets:
  Loss reserve adjustments                        $14,500           $13,432
  Unearned and advance premiums                     9,261             8,043
  Allowance for bad debts                           1,894             1,774
  Policyholder dividends                            2,751             2,409
  FAS 115 unrealized losses                         3,632             1,674
  Deferred compensation                               708               470
  Other                                               688               477
                                               -------------------------------
    Total deferred tax assets                      33,434            28,279
Deferred tax liabilities:
  Deferred policy acquisition expenses             (8,569)           (7,049)
  Other                                              (716)             (359)
                                               -------------------------------
    Total deferred tax liabilities                 (9,285)           (7,408)
                                               -------------------------------
    Total net deferred tax assets                 $24,149           $20,871
                                               ===============================

10.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                                Three Months Ended             Six Months Ended
                                                              -----------------------       ------------------------
                                                              June 30,       June 30,       June 30,        June 30,
                                                                2006           2005          2006            2005
                                                              ---------     ---------       ---------      ---------
Numerator:
     Net income attributable to common stockholders           $   5,007     $   5,220       $  10,982      $  10,547
                                                              =========     =========       =========      =========
Denominator:
     Weighted-average shares outstanding (denominator
     for basic earner share)                                     15,559         5,367          13,306          5,367
     Plus effect of dilutive securities:
          Convertible preferred stock                               -           4,191             926          4,191
          Employee stock options                                     25             5               9              5
                                                              ---------     ---------       ---------      ---------
     Weighted-average shares and assumed conversions
     (denominator for diluted earnings per share)                15,584         9,563          14,241          9,563
                                                              =========     =========       =========      =========
Basic earnings per share                                      $    0.31     $    0.97       $    0.83      $    1.96
                                                              =========     =========       =========      =========
Diluted earnings per share                                    $    0.31     $    0.55       $    0.77      $    1.11
                                                              ---------     ---------       ---------      ---------

         For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, outstanding employee stock options of 1,134,979,
585,767, 1,134,979 and 585,767 respectively, have been excluded from the computation of diluted earnings per share because, they are antidilutive.

         All share and per share amounts in the condensed consolidated financial statements have been restated to give effect to the 1-for-2.2904 reverse common stock split effected by AmCOMP on February 6, 2006. The stock split was effected as a stock dividend.

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
ARE SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS IN FUTURE PERIODS MAY
DIFFER FROM THOSE REFERRED TO HEREIN DUE TO A NUMBER OF FACTORS, INCLUDING THE
RISKS DESCRIBED IN THE SECTIONS ENTITLED "RISK FACTORS" AND "FORWARD-LOOKING
STATEMENTS AND ASSOCIATED RISKS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and
AmCOMP Assurance, in the workers' compensation insurance business. Our long-term source of consolidated earnings is principally the income from our workers'
compensation insurance business and investment income from our investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment. We are licensed to provide workers' compensation insurance in 23 states, but currently focus our resources in 11 states that we believe provide the greatest opportunity for near-term profitable growth.

         Our results of operations are affected by the following business and accounting factors and critical accounting policies:

         REVENUES

         Our revenues are principally derived from:

         o    premiums we earn from the sale of workers' compensation insurance policies and from the portion of the premiums assumed from the
              National Workers' Compensation Reinsurance Pool ("NWCRP"), which we refer to as gross premiums, less the portion of those premiums that we cede to other insurers, which we refer to as ceded premiums. We refer to the difference between gross premiums and ceded premiums as net premiums; and

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
Payment ("SFAS 123R"), for its stock based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

         The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in
2006 includes:

         o    Compensation cost for all share based awards (expected to vest)
              granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

         o    Compensation cost for all share-based awards (expected to vest)
              granted during the six-month period ended June 30, 2006 based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

         The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations relating to the 2006 option grants: zero expected dividend yield, 4.56% risk-free interest rate, 5 year expected life, and 28.2% volatility. Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees.

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

RESULTS OF OPERATIONS

         Financial information relating to our unaudited Condensed Consolidated
Financial Results for the three and six month periods ended June 30, 2006 and
2005 is as follows:

                                          For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                                                     Increase                                 Increase
                                                                    (decrease)                               (decrease)
                                                                    2006 Over                                2006 Over
                                           2006           2005        2005          2006           2005        2005
                                         ----------- ------------- -----------  ------------- ------------ ------------
                                                 (Dollars in Thousands)                   (Dollars in Thousands)
SELECTED FINANCIAL DATA:
Gross premiums written                   $ 64,491      $ 60,073        7.4%     $ 154,031      $148,125        4.0%
Net premiums written                       62,041        57,225        8.4        148,737       144,401        3.0
Gross premiums earned                      71,564        68,852        3.9        140,429       138,551        1.4

Net premiums earned                        68,388        64,002        6.9        134,358       125,089        7.4
Net investment income                       4,228         3,013       40.3          8,271         5,042       64.0
Net realized investment loss                 (198)         (338)     (41.4)          (197)         (418)     (52.9)
Other income                                  106            82       29.3            191           168       13.7
                                         --------      --------       ----      ---------      --------       ----
Total revenue                            $ 72,524      $ 66,759        8.6      $ 142,623      $129,881        9.8
Losses and loss adjustment expenses        40,582        33,251       22.0         78,049        69,786       11.8
Policy acquisition expenses                11,555        11,805       (2.1)        24,369        21,222       14.8
Underwriting and other expenses             9,843         9,618        2.3         16,830        15,878        6.0
Dividends to policyholders                  2,580         2,284       13.0          5,243         4,274       22.7
Interest expense                              868           701       23.8          1,706         1,401       21.8
Federal and state income taxes              2,089         3,880      (46.2)         5,444         6,773      (19.6)
                                         --------      --------       ----      ---------      --------       ----
Net income                                $ 5,007       $ 5,220       (4.1)      $ 10,982       $10,547        4.1
                                         ========      ========       ====      =========      ========       ====

KEY FINANCIAL RATIOS:
Net loss ratio                              59.3%         52.0%                     58.1%         55.8%
Net policy acquisition expense ratio        17.0%         18.4%                     18.2%         17.0%
Underwriting and other expense ratio        14.3%         15.0%                     12.5%         12.7%
                                         --------      --------                 ---------      --------
Net combined ratio, excluding
policyholder dividends                      90.6%         85.4%                     88.8%         85.5%
                                         --------      --------                 ---------      --------
Dividend ratio                               3.8%          3.6%                      3.9%          3.4%
                                         --------      --------                 ---------      --------
Net combined ratio, including
policyholder dividends                      94.4%         89.0%                     92.7%         88.9%
                                         --------      --------                 ---------      --------

         GROSS PREMIUMS WRITTEN increased 7.4% to $64.5 million for the three months ending June 30, 2006 from $60.0 million in the comparable period in 2005.
This increase is due to direct premiums written increasing 4.8% to $61.6 million for the three months ended June 30, 2006 from $58.8 million in the comparable period in 2005.

         Gross Premiums written increased 4.0% to $154.0 million for the six months ending June 30, 2006 from $148.1 million in the comparable period in
2005. For the six months ended June 30, 2006 direct premiums written increased
3.9% to $150.0 million from $144.4 million in the comparable period in 2005.
Florida contributed to the comparable period increase with a $3.0 million increase in direct premiums written for the first six months of 2006 compared to the same period in 2005, Texas an over $2.0 million increase and Illinois a $1.7 million increase. Net premiums written increased 3%, which is slightly less than direct premiums written between the first six months of 2006 and the comparable period of 2005 due to $0.4 in reinstatement premiums booked on the 2003 excess of loss treaty.

         PREMIUMS EARNED. Net premiums earned increased $4.4 million, or 6.9%, to $68.4 million for the three months ended June 30, 2006 from $64.0 million for the comparable period in 2005. During the second quarter of 2005, earned premium ceded to quota share reinsurance was $1.8 million. During 2006, there were no earned premiums ceded on quota share reinsurance. The increase in net premiums earned is also attributed to the reduction of the excess-of-loss reinsurance contractual rate of 4.5% of direct premiums in 2005 compared to the excess-of-loss reinsurance contractual rate 3.2% in 2006. The rate decrease in the excess of loss reinsurance is due to the elimination of ceding commission on the contract in 2006.

         For the six months ended June 30, 2006 net premiums earned increased
$9.3 million, or 7.4%, to $134.4 million from $125.1 million for the comparable period in 2005. The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                                      Three                  Three                For the Six             For the Six
                                      months                 months                 months                  months
                                      ended      Gross       ended      Gross       ended       Gross       ended       Gross
                                     June 30,   Premiums    June 30,   Premiums    June 30,    Premiums    June 30,    Premiums
                                       2006      Earned       2005      Earned       2006       Earned       2005       Earned
                                    ---------- ----------- ---------- ----------- ----------- ----------- ------------ ---------
                                                        (Dollars in Thousands)                           (Dollars in Thousands)
Gross premiums earned               $  71,564    100.0%    $  68,852    100.0%    $ 140,429     100.0%    $ 138,551    100.0%
Excess reinsurance premiums            (3,176)    -4.4%       (3,087)    -4.4%       (6,074)     -4.3%       (6,183)    -4.5%
Quota share reinsurance premiums         --        0.0%       (1,763)    -2.6%            3       0.0%       (7,279)    -5.2%
                                    ---------     ----     ---------     ----     ---------      ----     ---------     ----
Net premiums earned                 $  68,388     95.6%    $  64,002     93.0%    $ 134,358      95.7%    $ 125,089     90.3%
                                    =========     ====     =========     ====     =========      ====     =========     ====

         NET INVESTMENT INCOME increased by $1.2 million or 40.3% for the three months ended June 30, 2006 over the comparable period in 2005. The increase in investment income is a result of the yield to maturity increasing to 5.9% as of
June 30, 2006 from 4.3% as of June 30, 2005 and an increase in our investment portfolio from the net IPO and operating cash flows. At June 30, 2006, the investment portfolio increased $110.8 million over June 30, 2005.

         For the six months ended June 30, 2006, net investment income increased
$3.2 million or 64.0%. At June 30, 2006, the investment portfolio increased
$64.3 million over December 31, 2005. The increase was comprised of purchases, net of sales and maturities, of $71.0 million offset by realized and unrealized losses and amortization of purchase premium of $6.7 million. The additional funds available for investment were provided by $48.0 million of net IPO proceeds and $29.3 million in net cash provided from operating activities.

         NET REALIZED (LOSS)was $0.2 million for the three months as well as for the six months ended June 30, 2006, $0.3 million for the three months ended June
30, 2005 and $0.4 million for the six months ended June 30, 2005. Three impairments totaling approximately $0.2 million were recorded on our investments during the three months ended June 30, 2006 due to declining credit ratings.

         LOSSES AND LOSS ADJUSTMENT EXPENSES were $40.6 million, or 59.3% of net premiums earned, for the three months ended June 30, 2006, compared to $33.3 million or 52.0% of net premiums earned for the comparable period in 2005. As of
June 30, 2006, the current accident year was reduced to 64.1% of net earned premiums excluding the involuntary pool and the ULAE, from 65.2% at March 31,
2006. Contributing to the lower current accident year loss ratio was Florida with a 51.7% net accident year loss ratio, compared to 60.2% as of March 31,
2006, and Texas with a 48.4% net accident year loss ratio, compared to 63.2% as of March 31, 2006. ULAE was 4.3% of net earned premium for the three months ended June 30, 2006 and 4.6% for the comparable period in 2005.

         For the six months ended June 30, 2006, the net loss ratio was 58.1%, compared to 55.8% of net premiums earned in the comparable period in 2005. The change in estimate of ultimate losses from accident years prior to 2006 showed redundancies of $11.9 million, net of reinsurance, during the first six months of 2006 and is reflected in our losses and LAE. The change in estimate of ultimate losses as of June 30, 2005 from accident years prior to 2005 showed redundancies of $12.1 million, net of reinsurance, and is reflected in our losses and LAE. Although the dollar amount of the redundancies was approximately the same during the two periods, the impact of the redundancies on the loss ratio was greater in 2005, because the net earned premiums were lower by $9.3 million. The 2006 accident year loss ratio as of June 30, 2006 was 67.0%
compared to 65.5% for the 2005 accident year loss ratio at June 30, 2005.
Excluding ULAE and the NWCRP pool, losses our 2006 accident year net loss ratio was 64.1% as of June 30, 2006, compared to 66.0% for the 2005 accident year loss ratio as of June 30, 2005.

         POLICY ACQUISITION EXPENSES were $11.6 million, or 17.0% of net premiums earned, for the three months ended June 30, 2006, compared to $11.8 million or 18.4% for the comparable period in 2005. Commissions have increased by 0.2% to 10.2% of net earned premiums for the three months ending June 30,
2006, compared to 10.0% for the same period in 2005. Premium tax expense has decreased by 1.3% to 1.2% of net earned premium for the three months ending June
30, 2006 from 2.5% for the comparable period in 2005. This is largely due to a decrease in Florida's effective tax rate, due to the allowable state income tax credit. Assessments decreased to 2.0% of net earned premium for the three months ending June 30, 2006 compared to 5.5% for the same period in 2005. This is due in part to a 30% decrease in the South Carolina Second Disability Trust fund rate. Additionally, the rate used for the 2005 premium assessment by the Florida
Guarantee Fund assessment was reduced to 1% from the original 2% accrued during
2005. The Florida Workers Compensation Insurance Guarantee Association reduced the rate on the 2005 premiums; however, it reserved the right to assess the 2005 premiums if any solvencies require additional cash flow for the Association. No new insolvencies have developed in Florida and as a result the accrual for the assessment on 2005 premium has been reduced. The decrease in these assessments reduced our policy acquisition expenses by $1.8 million during the quarter.

         For the six months ended June 30, 2006, policy acquisition expenses were $24.4 million or 18.2% of net earned premiums, compared to $21.2 million or
17.0% for the comparable period in 2005. Policy acquisition expenses are recorded net of ceding commissions. In the first six months of 2005, ceding commission was $5.3 million which decreased the expense ratio by 4.3%. In 2006, ceding commission was drastically reduced to $1.5 million due to the elimination of the quota share and the elimination of ceding commission on the 2006 excess of loss contract. This reduced the expense ratio by only 1.1% in six months ended June 30, 2006, compared to the same period in the prior year. Other acquisition expenses as a percent of net earned premium decreased because of the increase in net earned premium. Direct and assumed commissions for the six months ended June 30, 2006 represented 10.9% of net earned premium, compared to
11.5% for the comparable period in 2005. Premium taxes represented 1.3% of net earned premium, compared to 2.2% for the comparable period in 2005. Assessments represented 3.0% of net earned premium compared to 5.1% for the comparable period in 2005. The general and administrative expenses associated with the acquisition costs represented 3.2% of net earned premium, compared to 2.9% for the comparable period in 2005. As mentioned above, this is primarily due to headcount increase in operations as of June 30, 2006 from June 30, 2005.

         UNDERWRITING AND OTHER EXPENSES decreased as a percentage of net premiums earned to 14.3% for the three months ended June 30, 2006 from 15.0% for the comparable period in 2005. The increase in net premiums earned in the 2006 period reduced this expense ratio. Underwriting and other expenses increased to
$9.8 million for the three months ended June 30, 2006 from $9.6 million in the same period in 2005.

         For the six months ended June 30, 2006, underwriting and other expenses increased to $16.8 million from $15.9 million in the same period in 2005. The increase is primarily from bad debt expense, which was $1.3 million for the first six months of 2006 while during the first six months of 2005 no bad debt expense was recognized as we adjusted the allowance for doubtful accounts down to recognize better collection experience. We continue to experience the same collection experience during 2006 as 2005 and expect bad debt expense to remain at approximately 1% of net earned premiums. Public company expenses increased for auditing, actuarial, investor relations, Sarbanes Oxley compliance readiness and Directors and Officers insurance, but other expenses decreased as we made more efficient use of our current infrastructure.

         DIVIDENDS TO POLICYHOLDERS increased $0.3 million, to $2.6 million or
3.8% of net earned premium during the three months ended June 30, 2006, compared to $2.3 million or 3.6% for the comparable period in 2005. This is due to earned premium for Florida and Wisconsin increasing as a percent of the total book of business.

         The dividend expense increased $0.9 million, to $5.2 million or 3.9% of net earned premium during the six months ended June 30, 2006 compared to $4.3 million or 3.4% for the comparable period in 2005.The percent of written premium on dividend plans increased in Wisconsin to 87.9% from 82.3% and in Florida to
39.8% from 33.8%. The company wide direct premiums written on a dividend plans increased to 27.4% during the six months ended June 30, 2006 from 22.7% for the comparable period in 2005. Additionally, as a result of our continued improved loss experience, dividends related to loss ratios increased substantially in the first six months of 2006.

         INTEREST EXPENSE increased 23.8% to $0.9 million for the three months ended June 30, 2006 compared to the same period in 2005 which was $0.7 million.
This was due to interest on the $32.0 million of surplus notes subject to floating interest rates. The average rates have increased approximately 200 basis points from June 30, 2005 to June 30, 2006.

         Interest expense increased to $1.7 million for the six months ended
June 30, 2006, compared to $1.4 million for the same period in 2005. The average rate on the $32.0 million of surplus notes was approximately 9.4% at June 30,
2006 compared to 7.5% as of June 30, 2005. The debt outstanding has decreased by
$0.9 million with the quarterly amortization of the principal on the term loan.

         FEDERAL AND STATE INCOME TAXES were 29.4% of pretax income for the three months ending June 30, 2006. During the second quarter of 2006 the rate used on the federal deferred tax asset was increased from 34% to 35% as we expect to be in a 35% federal tax bracket when future tax assets are realized.
This decreased the deferred tax expense by 7.5%. During the second quarter of
2005 the state current tax effective rate was increased from 2.5% to 3.5%. This increased the over all effective rate for the second quarter of 2005 to 42.6%.

         The effective tax rate for 2006 includes a 35% federal tax rate. The state of Florida's tax rate is 5.5%. We apportion our pretax income to the State of Florida according to the State's apportionment factors. For the six months ended June 30, 2006 the effective state tax rate is 3.5%. This gives us a combined state and federal tax rate of 37.3% The tax exempt interest lowered our effective tax rate for 2006 by 2.5%. The increase of the effective rate used in calculating the value of the deferred tax asset reduced the effective rate further by 3.2% for the six months ending June 30, 2006. During the six months ending June 30, 2005 the blended state and federal tax rate of 37.3% was increased to 39.1% due to the increase in the current state rate.

         NET INCOME for the three months ended June 30, 2006 was $5.0 million compared to $5.2 million for the comparable period in 2005. The loss ratio increased 7.3% of net earned premiums for the three months ending June 30, 2005 compared to June 30, 2006. This was partially off set by an increase in our net investment income, the growth in our net premiums earned and a reduction in our expense ratio.

         Net income for the six months ended June 30, 2006 increased $0.4 million to $11.0 million compared to $10.6 million for the comparable period in
2005. Although the loss ratio and the expense ratio increased slightly, growth in net revenues contributed to greater profitability for the six months ended
June 30, 2006 compared to the same period in 2005.

         RETURN ON EQUITY Our annualized net income for the six months ended
June 30, 2006 dividend by the average equity as of December 31, 2005 plus the net IPO proceeds results in a pro forma annualized average return on equity of
20.6% for 2006.

RECENT DEVELOPMENT

         The National Council on Compensation Insurance ("NCCI") has submitted its annual workers compensation rate filing to the Florida Office of Insurance
Regulation ("OIR"), which calls for a statewide average 13.3% rate decrease.
Significant declines in claim frequency and an improvement in loss development since the legislature enacted the 2003 reforms are the two main reasons for the proposed premium level decrease. Regulators are expected to set a date for a public hearing on NCCI's rate filing that will be held some time in September or
October 2006. The OIR may adopt NCCI's recommendation or fix its own rate decrease, as it did in 2005. The new rates will apply to all new and renewal policies as of January 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         We are a holding company and our insurance subsidiaries are the primary source of funds for our operations. We have historically received dividend payments solely from Pinnacle Administrative and Pinnacle Benefits.. These dividend payments are funded by fee payments under service agreements between
Pinnacle Administrative and Pinnacle Benefits and our insurance subsidiaries.
Fee payments under the service agreements are subject to review by the Florida
Office of Insurance Regulation (the "Florida OIR"), as are dividend payments by our insurance subsidiaries. There are no restrictions on the payment of dividends by our non-insurance subsidiaries, Pinnacle Administrative, Pinnacle
Benefits and AmSERV, Inc., other than customary state corporation laws regarding solvency. The cash requirements of these non-insurance subsidiaries are primarily for the payment of salaries, employee benefits and other operating expenses.

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

         CAPITAL RESOURCES

         We have historically met our cash requirements and financed our growth principally from operations, the proceeds of borrowings, investment income and more recently the initial public offering completed February 10, 2006 for $48.0 million. Cash flow is summarized in the table below.

                                                        For the Six Months
                                                           Ended June 30,
                                                    ----------------------------
                                                      2006               2005
                                                    ---------          ---------
Cash and cash equivalents provided by (used in):
Operating activities                                $ 29,344           $ 32,222
Investing activities                                 (71,417)           (57,511)
Financing activities                                  47,079               (897)
                                                    --------           --------
Change in cash and cash equivalents                 $  5,006           $(26,186)
                                                    ========           ========

         REINSURANCE

         We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At June
30, 2006 and December 31, 2005, reinsurance recoverables on paid and unpaid losses and LAE and ceding commissions were $77.0 million and $83.9 million, respectively. Our largest recoverable from a single reinsurer as of June 30,
2006 was $41.3 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 32.2% of our total stockholders'
equity as of that date. Of the $41.3 million, $2.0 million was the current recoverable on paid losses. The balance of $39.3 million is recoverable from
Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

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

         We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held to maturity portfolio is not subject to mark to market accounting because we have the ability and intent to hold those securities to maturity. As of June
30, 2006, 83.4% of our entire portfolio was classified as available-for-sale and as of December 31, 2005, approximately 90.3% of our entire portfolio was classified as available-for-sale.

         The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of June 30, 2006 and December 31,
2005, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of June 30, 2006, our investments
(excluding cash and cash equivalents) had an average duration of 3.7 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

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

         The table below contains information concerning the composition of our investment portfolio at June 30, 2006:

                                                                                              Percentage of
                                                       Carrying                                  Carrying
                                                      Amount and              Yield to          Amount and
                                                    Market Value(1)           Maturity        Market Value(1)
                                                    ---------------           --------        ---------------
                                                                     (Dollars in Thousands)
Bonds:(2)
U.S. government                                        $ 33,532                 5.2%                 8.4%
Agencies                                               $ 43,382                 5.6%                10.8%
Municipalities(3)                                      $ 62,238                 5.7%                15.5%
Corporate "A" rated and above                          $165,895                 5.8%                41.3%
Corporate "BBB"/"Baa" rated                            $ 13,071                 6.2%                 3.3%
Mortgage-backed securities                             $ 73,665                 5.6%                18.3%
                                                       --------                 ---                -----
Total Bonds                                            $391,783                 5.8%                97.6%
                                                       --------                 ---                -----
Cash and cash equivalents and short term
investments                                            $  9,735                 4.4%                 2.4%
                                                       --------                 ---                -----
Total                                                  $401,518                 5.9%               100.0%
                                                       --------                 ---                -----

(1)      Carrying amount is amortized cost for bonds held-to-maturity and short-term investments. Carrying value is market value for bonds available-for-sale and common stock. As of June 30, 2006, $326.6 million of our bonds were classified as available-for-sale and $65.2 million were classified as held-to-maturity.

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

(3)      The municipal bonds' yields to maturity have been shown on a tax-equivalent basis. The tax impact was 1.6% on the yield to maturity for municipal bonds and 0.4% on the yield to maturity for total cash and investments.

         The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair market values as of June 30, 2006:

Years to Maturity(1)                   Amortized Cost    Fair Market Value
--------------------                   --------------    -----------------
                                             (Dollars in Thousands)
1 year or less                            $ 47,623           $ 47,120
More than 1 year, through 5 years          186,967            181,037
More than 5 years, through 10 years         78,149             74,840
More than 10 years                          13,723             14,149
Mortgage backed securities (1)              75,005             72,854
                                          --------           --------
Total                                     $401,467           $390,000
                                          --------           --------

(1)      Based on the stated maturities of the securities. Actual maturities may differ as obligors may have the right to call or prepay obligations.

         As of June 30, 2006, the composite S&P rating of our bond portfolio was
"A" with an average duration of 3.7 years.

         We continuously monitor our portfolio to preserve principal values whenever possible. An investment in a fixed maturity security is impaired if its fair value falls below its book value. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include length of time and the extent to which fair value has been below book value, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery. Three impairments totaling approximately
$199,000 were recorded on our investments during the three months ended June 30,
2006.

         The following table summarizes, for all fixed maturity securities in an unrealized loss position at June 30, 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                    Unrealized        Number of
                                      Fair Value      Losses           Issues
                                     ------------  ------------      -----------
                                                  (In Thousands)
Less than 12 months:
U.S. Treasury securities               $ 15,723     $   (505)             14
Agency                                   23,279         (391)              9
Municipalities                           20,903         (462)              6
Corporate debt securities               102,333       (3,241)             73
Mortgage-backed securities               54,020       (1,236)             21
                                       --------     --------             ---
Total                                  $216,258     $ (5,835)            123
                                       ========     ========             ===
Greater than 12 months:
U.S. Treasury securities               $ 12,223     $   (636)             14
Agency                                   19,998         (568)             16
Municipalities                           36,325       (1,379)             26
Corporate debt securities                72,985       (2,729)             68
Mortgage-backed securities               17,821         (899)             14
                                       --------     --------             ---
Total                                  $159,352     $ (6,211)            138
                                       ========     ========             ===
Total fixed maturity securities:
U.S. Treasury securities               $ 27,946     $ (1,141)             28
Agency                                   43,277         (959)             25
Municipalities                           57,228       (1,841)             32
Corporate debt securities               175,318       (5,970)            141
Mortgage-backed securities               71,841       (2,135)             35
                                       --------     --------             ---
Total fixed maturity securities        $375,610     $(12,046)            261
                                       ========     ========             ===

         At June 30, 2006, there were no investments in fixed maturity securities with individual material unrealized losses. Additionally, three securities determined to be other-than-temporarily impaired were written down to market value. All the unrealized losses on the fixed maturity securities are interest rate related.

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
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued $1.2 million and $1.3 million as of June 30,
2006 and December 31, 2005, related to those matters.

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
This arrangement also provided for a reinsurance agreement between AmCOMP
Assurance as the reinsurer and this insurance company as the reinsured. At June
30, 2006, the amount to be recovered from this insurance company on these claims and LAE expenses paid by us was $1.7 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN INCOME
TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation will be effective
January 1, 2007. This interpretation is not expected to have a significant impact on the Company's financial statements.

         Statement of Position ("SOP") 05-1, ACCOUNTING BY INSURANCE ENTERPRISES
FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF
INSURANCE CONTRACTS, issued in September 2005, becomes effective January 1,
2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, ACCOUNTING AND REPORTING BY INSURANCE
ENTERPRISES FOR CERTAIN LONG-DURATION CONTRACTS AND FOR REALIZED GAINS AND
LOSSES FROM THE SALE OF INVESTMENTS. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company does not anticipate a significant impact upon adoption.

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

         The total compensation cost recognized for stock-based awards was approximately $0.3 million in the six months ended June 30, 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We believe we are principally exposed to two types of market risk:
interest rate risk and credit risk.

INTEREST RATE RISK

         INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 83.4% were classified as available-for-sale as of June 30,
2006. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of June
30, 2006, our investments (excluding cash and cash equivalents) had an average duration of 3.7 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

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

         For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2006.

         The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of June 30, 2006:

                                     Estimated              Estimated Percentage
                                Increase (Decrease)         Increase (Decrease)
Change in Interest Rates           in Fair Value               in Fair Value
------------------------        -------------------         --------------------
                                             (Dollars in Thousands)
300 basis point rise                 $(37,819)                    -9.9%
200 basis point rise                  (25,484)                    -6.6%
100 basis point rise                  (12,785)                    -3.3%
50 basis point decline                  6,065                      1.6%
100 basis point decline                11,827                      3.1%

         The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $12.8 million or 3.3%
based on a 100 basis point increase in interest rates as of June 30, 2006. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constituted approximately 97.6% of our total invested assets as of June 30, 2006.

         Interest expense would also be affected by a hypothetical change in interest rates. As of June 30, 2006 we had $39.1 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $ 0.4 million, a 200 basis point increase would increase interest expense by approximately $ 0.8 million and a 300 basis point increase would increase interest expense by approximately $1.2 million.

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
As of June 30, 2006, the par value of our mortgage backed securities holdings was $73.3 million. This equates to an average price of 101.0% of par. Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

         However, given the current interest rate environment, which has exhibited lower rates over the last few years, the possibility of additional significant declines in interest rates such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 18.8% of total investments as of June 30,
2006. Of this total, 100% was in agency pass through securities.

CREDIT RISK

         INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of June 30, 2006 and December 31, 2005, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor's,
Moody's and Fitch.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders of the Registrant held on June 1,
2006:

 The following persons were elected as Directors with the following votes:

        Name            Total Votes for Director       Total Votes Withheld From
                                                               Director

Fred R. Lowe                    14,142,148                     447,340
Debra Cerre-Ruedisili           14,327,342                     262,146
Sam A. Stephens                 13,987,073                     602,415
Paul B. Queally                 14,536,098                      53,390
Sean M. Traynor                 14,217,123                     372,365
Donald C. Stewart               14,544,498                      44,990
Spencer L. Cullen, Jr.          14,225,617                     363,871

         The ratification of the appointment of Deloitte & Touche LLP as independent auditors was approved with the following votes:

                    FOR                        14,129,693
                    AGAINST                    33,300
                    ABSTAIN                    3,600

ITEM 6.  EXHIBITS.

                                  EXHIBIT INDEX

Number   Description of Exhibit

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
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

*32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the 19th day of September, 2006.

                            AMCOMP INCORPORATED
                            (Registrant)

                            By: /s/ Fred R. Lowe
                                ------------------------------------------------
                                Fred R. Lowe
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER

                            By: /s/ Kumar Gursahaney
                                ------------------------------------------------
                                Kumar Gursahaney
                                SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

