Form 10-Q
period 2006-09-30
AMCOMP INC /FL
filed 2006-11-14
CIK 1009667

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
           EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                         Yes |_|             No |X|

As of November  14,2006,  the registrant  had 15,562,155  shares of common stock outstanding.

================================================================================

                               AMCOMP INCORPORATED

                                      INDEX

Explanatory Paragraph..........................................................2

PART I.........................................................................2

   Item 1.  Financial Statements...............................................2
   Item 2.  Management's Discussion and Analysis of Financial

                                       i

                             EXPLANATORY PARAGRAPH

         The condensed consolidated balance sheet for the year ended December
31, 2005 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2005, that have been included in this Form 10-Q reflect the necessary restatements, as described below, to comply with accounting principles generally accepted in the United States. In this Form
10-Q, the condensed consolidated balance sheet for the year ended December 31,
2005 is being restated to correct the presentation of a $6.4 million book overdraft from a reduction in "cash and cash equivalents" to an "other liability" account The condensed consolidated statement of cash flows for the nine months ended September 30, 2005 is being restated to reflect this correction in accounting for the book overdraft, and results in an increase in
"net cash provided by operating activities" of $3.1 million. The restatement has no impact on our condensed consolidated statements of operations, the related per share amounts, or the consolidated statements of changes in stockholders'
equity of any previous periods. Conforming changes have been made to the condensed consolidated statement of cash flows included in management's discussion and analysis of the financial condition and results of operations included in this Form 10-Q. See Note 11 in the notes to the condensed consolidated financial statements for further information relating to the restatement. After the date hereof, the Company will file amendments to its
Annual Report on Form 10-K for the year ended December 31, 2005 and its
Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30,
2006 restating the consolidated balance sheets and consolidated statements of changes in cash flows included in such Reports to reflect the corrected treatment of the book overdraft.

                                       2

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                         AMCOMP INCORPORATED AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                     September 30,      December 31,
                                                                                         2006               2005
                                                                                     -------------      ------------
                                                                                                        (as restated -
ASSETS                                                                                                  See Note 11)
Investments:
         Fixed maturity securities available-for-sale at fair value (amortized
         cost  of  $340,165 in 2006 and $300,274 in 2005)                              $ 336,138         $ 295,664
         Fixed maturity securities held-to-maturity at amortized cost (fair
         value of $75,022 in 2006 and $31,326 in 2005)                                    75,366            31,793
                                                                                       ---------         ---------
Total investments                                                                        411,504           327,457
Cash and cash equivalents                                                                 14,785            11,089
Restricted cash                                                                             --                  10
Accrued investment income                                                                  4,575             3,992
Premiums receivable - net                                                                111,855           104,522
Reinsurance recoverable:
         On paid losses and loss adjustment expenses                                       2,155             5,202
         On unpaid losses and loss adjustment expenses                                    72,437            78,659
         On ceding commissions                                                                15                19
Prepaid reinsurance premiums                                                               3,705             5,368
Deferred policy acquisition costs                                                         22,496            19,413
Property and equipment - net                                                               2,476             2,658
Income taxes recoverable                                                                    --               1,166
Deferred income taxes - net                                                               22,269            20,871
Goodwill                                                                                   1,260             1,260
Other assets                                                                               7,268             8,001
                                                                                       ---------         ---------

TOTAL ASSETS                                                                           $ 676,800         $ 589,687
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy reserves and policyholders' funds:
         Unpaid losses and loss adjustment expenses                                    $ 325,308         $ 309,857
         Unearned and advance premiums                                                   122,850           115,574
         Policyholders' deposits                                                            --                  10
         Policyholder retention dividends payable                                          8,395             6,636
                                                                                       ---------         ---------
               Total policy reserves and policyholders' funds                            456,553           432,077
Reinsurance payable                                                                        3,264               668
Other liability                                                                            4,970             6,360
Accounts payable and accrued expenses                                                     36,830            38,565
Notes payable                                                                             38,696            40,036
Income tax payable                                                                           461              --
                                                                                       ---------         ---------

TOTAL LIABILITIES                                                                        540,774           517,706
                                                                                       ---------         ---------

STOCKHOLDERS' EQUITY
Common stock (par value $.01; authorized shares 28,000; 15,697 in 2006 and 5,502
in 2005 Issued; 15,562 in 2006 and 5,367 in 2005 outstanding)                                156                54
Convertible preferred stock series A                                                        --              23,098
Additional paid-in capital                                                                71,867               536
Retained earnings                                                                         66,734            51,428
Accumulated other comprehensive loss (net of deferred taxes of $1,506 in 2006
and $1,674 in 2005)                                                                       (2,532)           (2,936)

Treasury stock (135 shares in 2006 and 2005)                                                (199)             (199)
                                                                                       ---------         ---------

TOTAL STOCKHOLDERS' EQUITY                                                               136,026            71,981
                                                                                       ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 676,800         $ 589,687
                                                                                       =========         =========

                               See notes to condensed consolidated financial statements.
                                                          3

                                      AMCOMP INCORPORATED AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended                  Nine Months Ended
                                             ------------------------------     ------------------------------
                                             September 30,     September 30,    September 30,     September 30,
                                                 2006              2005             2006              2005
                                             ------------      ------------     ------------      ------------

Revenue:
  Net premiums earned                        $     68,107      $     65,687     $    202,465      $    190,776
  Net investment income                             4,508             2,595           12,779             7,637
  Net realized investment gain (loss)                 (97)               94             (294)             (324)
  Other income                                         54                81              245               249
                                             ------------      ------------     ------------      ------------
              Total revenue                        72,572            68,457          215,195           198,338

Expenses:
  Losses and loss adjustment expenses              41,187            38,703          119,236           108,489
  Dividends to policyholders                        2,768             2,314            8,011             6,588
  Underwriting and acquisition
  expenses                                         20,510            24,582           61,709            61,682
  Interest expense                                    911               754            2,617             2,155
                                             ------------      ------------     ------------      ------------
             Total expenses                        65,376            66,353          191,573           178,914
                                             ------------      ------------     ------------      ------------

Income before income taxes                          7,196             2,104           23,622            19,424
  Income taxes expense                              2,872               525            8,316             7,298
                                             ------------      ------------     ------------      ------------

                                             ------------      ------------     ------------      ------------
Net income                                   $      4,324      $      1,579     $     15,306      $     12,126
                                             ============      ============     ============      ============

                                             ------------      ------------     ------------      ------------
Earnings per common share - basic            $       0.28      $       0.29     $       1.09      $       2.26
                                             ============      ============     ============      ============

                                             ------------      ------------     ------------      ------------
Earnings per common share - diluted          $       0.28      $       0.17     $       1.04      $       1.27
                                             ------------      ------------     ------------      ------------

                            See notes to condensed consolidated financial statements
                                                       4

                                               AMCOMP INCORPORATED AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                     Accumulated
                                            Convertible    Additional                                   Other
                                Common       Preferred       Paid-in      Treasury       Retained    Comprehensive   Stockholders'
                                 Stock     Stock Series A    Capital        Stock        Earnings    Income (Loss)      Equity
                               ---------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004   $      54     $  23,098      $     536     $    (195)     $  34,643     $     199      $  58,335
                               ---------     ---------      ---------     ---------      ---------     ---------      ---------

Net income                          --            --             --            --           16,785          --           16,785

Unrealized loss on investments
(net of tax benefit of $1,789)      --            --             --            --             --          (3,135)        (3,135)
                               ---------     ---------      ---------     ---------      ---------     ---------      ---------

Comprehensive income                --            --             --            --             --            --           13,650

Purchase of treasury stock          --            --             --              (4)          --            --               (4)
                               ---------     ---------      ---------     ---------      ---------     ---------      ---------

BALANCE AT DECEMBER 31, 2005          54        23,098            536          (199)        51,428        (2,936)        71,981
                               ---------     ---------      ---------     ---------      ---------     ---------      ---------

Net income                          --            --             --            --           15,306          --           15,306

Unrealized loss on investments
(net of tax benefit of $166)        --            --             --            --             --             404            404
                                                                                                                      ---------

Comprehensive income                --            --             --            --             --            --           15,710

Conversion of Series A
Preferred into Common Stock           42       (23,098)        23,056          --             --            --             --

Stock issued during initial
public offering (net of
offering costs of $2,341)             60          --           47,912          --             --            --           47,972

Stock option compensation
expense                             --            --              363          --             --            --              363

                               ---------     ---------      ---------     ---------      ---------     ---------      ---------
BALANCE AT SEPTEMBER 30, 2006  $     156     $    --        $  71,867     $    (199)     $  66,734     $  (2,532)     $ 136,026
                               =========     =========      =========     =========      =========     =========      =========

                                     See notes to condensed consolidated financial statements
                                                                 5

                                 AMCOMP INCORPORATED AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                               Nine Months Ended
                                                                         September 30,   September 30,
                                                                             2006            2005
                                                                         -------------   -------------
                                                                                        (as restated-
                                                                                         see Note 11)
Operating Activities:
     Net income                                                           $  15,306      $  12,126
     Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                       1,302          1,665
          Amortization of investment premiums/discounts                       1,936          2,309
          Stock option expense                                                  363           --
          Provision for deferred income taxes                                (1,568)          (440)
          Net realized losses on investments                                    294            352
          Gain on sale of fixed assets                                           15           --
          Policy acquisition costs deferred                                 (39,940)       (36,731)
          Policy acquisition costs amortized                                 36,857         31,248
     Change in operating assets and liabilities:
          Accrued investment income                                            (583)          (677)
          Premiums receivable                                                (7,333)        (5,583)
          Reinsurance balances                                               13,532         45,820
          Other assets and liabilities                                          733         (1,035)
          Unpaid losses and loss adjustment expenses                         15,451          6,715
          Unearned and advance premiums and policyholder deposits             7,266          6,202
          Policyholder retention dividends payable                            1,759            300
          Other liability                                                    (1,390)         3,052
          Accounts payable and accrued expenses                              (1,735)         7,583
          Income tax recoverable/payable                                      1,627            751
                                                                          ---------      ---------
                 Net cash provided by operating activities                   43,892         73,657

Investing Activities:
    Securities available-for-sale
          Purchases                                                         (75,627)      (136,387)
          Sales and Maturities                                               20,063         49,363
    Securities held-to-maturity
          Purchases                                                         (36,891)        (9,685)
          Maturities                                                          6,750          2,112
    Purchases of property plant and equipment                                (1,150)          (759)
    Sale of property, plant and equipment                                        17           --
    Restricted cash                                                              10            900
                                                                          ---------      ---------

                  Net cash used in investing activities                     (86,828)       (94,456)

Finance Activities:
    Proceeds from initial public offering, net of offering costs of
      $2,341                                                                 47,972           --
    Purchase of treasury stock                                                 --               (4)
    Payment of note payable                                                  (1,340)        (1,339)
                                                                          ---------      ---------

                  Net cash provided by (used in) financing activities        46,632         (1,343)
                                                                          ---------      ---------

Net increase (decrease) in cash                                               3,696        (22,142)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               11,089         38,153
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  14,785      $  16,011
                                                                          =========      =========

Supplemental Cash Flow Data:
    Cash paid- interest                                                   $   2,593      $   2,105
                                                                          =========      =========
    Cash paid- income taxes                                               $   8,280      $   6,986
                                                                          =========      =========

                       See notes to condensed consolidated financial statements
                                                  6

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

         Results of operations for the three and nine months ended September 30,
2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         NEW ACCOUNTING PRONOUNCEMENTS -- In July 2006, the Financial Accounting
Standards Board ("FASB") issued an interpretation of FASB Statement No. 109,
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109,
ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The
Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation will be effective January 1, 2007 The Company is currently evaluating the impact of this standard.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE
MEASUREMENTS ("SFAS 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the
Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

         In September 2006, the Securities and Exchange Commission issued Staff
Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS
WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108").
SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for fiscal year 2006 and is currently evaluating the impact on its financial position and statements of operations.

         Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises
for Deferred Acquisition Costs in Connection with Modifications or Exchanges of
Insurance Contracts, issued September 2005, becomes effective January 1, 2007.
SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97, Accounting and Reporting by Insurance
Enterprises for Certain Long-Duration Contracts and for Realized Gains and
Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company does not anticipate a significant impact upon adoption.

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

         The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                                                    Three Months Ended  Nine Months Ended
                                                                    September 30, 2005  September 30, 2005
                                                                    --------------------------------------

Net Income:                                                             $   1,579           $   12,126
    Deduct: total stock based employee compensation expense
    determined under fair value based method for all awards - net
    of related tax effects                                                     (9)                 (27)
                                                                        ---------           ----------
Pro forma net income                                                    $   1,570           $   12,099
                                                                        ---------           ----------
              Basic earnings per share - as reported                    $    0.29           $     2.26
                                                                        =========           ==========
              Basic earnings per share - pro forma                      $    0.28           $     2.25
                                                                        =========           ==========

              Diluted earnings per share - as reported                  $    0.17           $     1.27
                                                                        =========           ==========
              Diluted earnings per share - pro forma                    $    0.16           $     1.26
                                                                        =========           ==========

The fair value for those options was estimated at the date of grant using the minimum value option pricing model with the following assumptions: risk-free interest rates equal to the five-year U.S. Treasury Bill rate on the grant date;
expected dividend yield of 0%; expected life equal to the life of the options between four and five years; and stock price on the date of grant.

         The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first three quarters of 2006 includes:

         o    Compensation cost for all share based awards (expected to vest)
              granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

         o    Compensation cost for all share-based awards (expected to vest)
              granted during the three-months and nine-months ended September
              30, 2006 based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

         Upon adoption of SFAS 123R, the Company continued to use the
Black-Scholes option pricing model for valuing all stock options. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. As a result of the adoption of SFAS 123R, the Company recognized approximately $0.2 million and $0.5 million of stock option compensation expense in the three months and nine months ended September 30,
2006. Basic and diluted earnings per share for the three months and nine months ended September 30, 2006 were reduced by $0.01 and $0.03, respectively.

         See Note 2 for additional information regarding the Company's stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

2.       STOCK OPTIONS

         During 1997, the Board of Directors approved a director stock option plan (the "Directors Plan") and reserved 87,320 shares of common stock for issuance under this plan. Under the Directors Plan, options vest over a period determined at the time of grant and are exercisable over a five-year period after the date of grant for an exercise price equal to management's estimate of the fair market value of the common stock on the date of grant. In January 2006, the Directors' Plan was amended. The amended plan states that all directors who are not employees of AmCOMP are eligible to receive grants of options under the
Directors Plan. Each eligible director receives an automatic, nondiscretionary grant of (1) an option to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $66,000 upon election to the Board and (2) options to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $13,200 annually on each January 1 thereafter so long as he remains an eligible director. In addition, the Board has the authority to make discretionary grants of options under the Plan.

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

         Prior to 1999, the Company granted two executives options to purchase shares under nonqualified stock option agreements. Of the options granted, options to purchase 272,877 common shares are still outstanding as of September
30, 2006. These options vested over a three to five-year period and are exercisable over a 10 year period after the date of grant at an exercise price of $13.74 per share.

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
Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation. As of September 30,
2006, total unrecognized compensation expense related to non-vested stock options was approximately $2.0 million. This cost is expected to be recognized over the weighted average period of 2.9 years.

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

         A summary of the Company's stock option activity for the three months and nine months ended September 30, 2006 is as follows:

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                Employees, Directors, and           Employees, Directors, and
                                                       Executives                           Executives
                                             --------------------------------    ---------------------------------
                                                 Average        Number of            Average         Number of
                                             Exercise Price      Shares          Exercise Price       Shares
                                             --------------------------------    ---------------------------------
Outstanding-beginning balance                   $   9.98        1,148,069           $   11.12            645,579
    Granted                                         --               --                  9.03            818,442
    Exercised                                       --               --                  9.32            (43,660)
    Forfeited                                       8.89             (414)               9.24             (2,706)
                                                --------       ----------           ---------         ----------
Outstanding-September 30, 2006                  $   9.98        1,417,655           $    9.98          1,417,655
                                                ========       ==========           =========         ==========

         As of September 30, 2006, and December 31, 2005, options to purchase
556,602 and 588,453 shares were exercisable. The weighted average remaining contractual life of the exercisable options was 0.6 years and 1.3 years as of
September 30, 2006 and December 31, 2005, respectively. The per-share weighted average grant date fair value of options granted in the three months and nine months ended September 30, 2006 was $3.43 and $3.05, respectively. The fair value of stock options granted was estimated on the dates of grant using the
Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations: zero expected dividend yield, 4.56%
risk-free interest rate, 5 year expected life, and 28.2% volatility. Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees. No options were granted in 2005. As of September 30, 2006 the aggregate intrinsic value of options outstanding and options exercisable was approximately $602,000 and $109,000, respectively.

                                           Options Outstanding                      Options Exercisable
                               --------------------------------------------    ------------------------------
                                                Weighted
                                  Number        Average        Weighted          Number
Range of Exercise Prices        Outstanding     Remaining      Average         Exercisable      Weighted
                                at September   Contractual     Exercise        at September      Average
                                  30, 2006        Life          Price            30, 2006     Exercise Price
-------------------------------------------------------------------------------------------------------------
   $ 0.00 - $ 8.99                   86,579        1.29         $ 8.83             65,798         $ 8.83
     9.00 -   9.99                1,038,199        3.52           9.07            217,927           9.32
    10.00 -  14.00                  292,877        0.82          13.51            272,877          13.74
                                  ---------        ----         ------            -------         ------
                                  1,417,655        2.83         $ 9.98            556,602         $11.43
                                  =========        ====         ======            =======         ======

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
Assessments were $3.8 million for the nine months ended September 30, 2006 and
2005, respectively. As of September 30, 2006 and December 31, 2005, $2.1 million and $2.0 million, respectively, of SDTF assessments are included in deferred acquisition costs on the balance sheet.

         AmCOMP Preferred submits claims to the SDTF for recovery of applicable claims paid on behalf of AmCOMP Preferred's insureds. Because of the uncertainty of the collectibility of such amounts, SDTF recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the SDTF were approximately $0.5 million and $0.6 million in the nine months ended September 30, 2006 and 2005, respectively.

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

4.       INVESTMENTS

         The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at September 30, 2006 and
December 31, 2005 (in thousands):

                                                                                Gross            Gross
                                                              Amortized       Unrealized       Unrealized
                                                                Cost            Gains            Losses         Fair Value
                                                              ------------------------------------------------------------
Available-for-sale securities at September 30, 2006:
  U.S. Treasury securities                                    $ 34,061         $    900         $    706         $ 34,255
  Agency                                                        44,328               26              480           43,874
  Municipalities                                                66,190              168              671           65,687
  Corporate debt securities                                    187,168              215            3,254          184,129
  Mortgage-backed securities                                     8,418             --                225            8,193
                                                              --------         --------         --------         --------
Total fixed maturity securities                               $340,165         $  1,309         $  5,336         $336,138
                                                              ========         ========         ========         ========

Held-to-maturity securities at September 30, 2006:
                                                              --------         --------         --------         --------
  Mortgage-backed securities                                  $ 75,366         $    225         $    569         $ 75,022
                                                              ========         ========         ========         ========

Available-for-sale securities at December 31, 2005:
  U.S. Treasury securities                                    $ 38,136         $  1,094         $    636         $ 38,594
  Agency                                                        29,895                9              580           29,324
     Municipalities                                             44,472             --                781           43,691
     Corporate debt securities                                 176,180               68            3,577          172,671
  Mortgage-backed securities                                    11,591                2              209           11,384
                                                              --------         --------         --------         --------
  Total fixed maturity securities                             $300,274         $  1,173         $  5,783         $295,664
                                                              ========         ========         ========         ========

Held-to-maturity securities at December 31, 2005:
                                                              --------         --------         --------         --------
  Mortgage-backed securities                                  $ 31,793         $     11         $    478         $ 31,326
                                                              ========         ========         ========         ========

         The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at
September 30, 2006 are summarized by maturity as follows (in thousands):

                                          Available-for-sale                Held-to-maturity
                                     -----------------------------    ----------------------------
                                       Amortized                        Amortized
                                         Cost        Fair Value           Cost        Fair Value
                                     -----------------------------    ----------------------------
Years to maturity:
  One or less                          $ 47,882        $ 47,523          $   --          $   --
  After one through five                190,316         187,143              --              --
  After five through ten                 80,939          79,827              --              --
  After ten                              12,610          13,452              --              --
  Mortgage-backed securities              8,418           8,193            75,366          75,022

                                       --------        --------          --------        --------
Total                                  $340,165        $336,138          $ 75,366        $ 75,022
                                       ========        ========          ========        ========

         The foregoing data is based on the stated maturities of the securities.
Actual maturities may differ as borrowers may have the right to call or prepay obligations.

         At September 30, 2006 and December 31, 2005, bonds with an amortized cost of $13,227,000 and $19,245,000 and a fair value of $14,012,000 and

$20,186,000, respectively, were on deposit with various states' departments of insurance in accordance with regulatory requirements. Additionally, at September
30, 2006 and December 31, 2005, bonds with an amortized cost of $6,002,000 and
$6,000,000, respectively, were held in a reinsurance trust to the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

         Major categories of the Company's net investment income for the three and nine months ended September 30, 2006 and 2005 are summarized as follows (in thousands):

                                             Three Months Ended                    Nine Months Ended
                                      ----------------------------------    ---------------------------------
                                        September 30,    September 30,       September 30,    September 30,
                                            2006             2005                2006             2005
                                      ----------------- ----------------    ---------------- ----------------
Income:
    Fixed maturity securities             $  4,454         $  2,760            $ 12,355         $  7,328
    Cash and cash equivalents                  252               60               1,032              979
                                          --------         --------            --------         --------
   Investment income                      $  4,706         $  2,820            $ 13,387         $  8,307
   Investment expenses                        (198)            (225)               (608)            (670)
                                          --------         --------            --------         --------
Net investment income                     $  4,508         $  2,595            $ 12,779         $  7,637
                                          ========         ========            ========         ========

         Proceeds from the sale of available-for-sale fixed maturity securities during the three and nine months ended September 30, 2006, were $1,854,000.
Gross losses of $97,000 were realized in the three and nine months ended
September 30, 2006 on those sales. Proceeds from the sale of available-for-sale fixed maturity securities during the three and nine months ended September 30,
2005 were $12,849,000, and $30,845,000, respectively. Gross gains of $91,000, and $193,000 and gross losses of $26,000, and $545,000 were realized in the three and nine months ended September 30, 2005, respectively, on those sales.

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

         The following table summarizes, for all fixed maturity securities in an unrealized loss position at September 30, 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

                                                     Unrealized      Number of
                                      Fair Value       Losses         Issues
                                     -------------------------------------------
Less than 12 months:
  U.S. Treasury securities             $  1,018       $     (8)              4
  Agency                                  4,984             (5)              3
  Municipalities                           --             --              --
  Corporate debt securities              30,849           (141)             19
  Mortgage-backed securities             24,553            (61)              9
                                       --------       --------        --------
Total                                  $ 61,404       $   (215)             35
                                       ========       ========        ========

Greater than 12 months:
  U.S. Treasury securities             $ 27,186       $   (698)             22
  Agency                                 24,132           (475)             18
  Municipalities                         43,354           (671)             29
  Corporate debt securities             129,933         (3,112)            105
  Mortgage-backed securities             28,358           (734)             19
                                       --------       --------        --------
Total                                  $252,963       $ (5,690)            193
                                       ========       ========        ========

Total fixed maturity securities:
  U.S. Treasury securities             $ 28,204       $   (706)             26
  Agency                                 29,116           (480)             21
  Municipalities                         43,354           (671)             29
  Corporate debt securities             160,782         (3,253)            124
  Mortgage-backed securities             52,911           (795)             28
                                       --------       --------        --------
Total fixed maturity securities        $314,367       $ (5,905)            228
                                       ========       ========        ========

         At September 30, 2006, there were no investments in fixed maturity securities with individual material unrealized losses. Three impairments totaling approximately $199,000 were recorded on our investments during the nine months ended September 30, 2006. All the unrealized losses on the fixed maturity securities are interest rate related.

5.       REINSURANCE

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

         AmCOMP Preferred and AmCOMP Assurance offer workers' compensation policies at statutory limits. A summary of specific and aggregate reinsurance retention limits, as well as limits above which retention reverts to the Company are as follows (in thousands):

                       SPECIFIC               AGGREGATE               OCCURRENCE
ACCIDENT YEAR          RETENTION              RETENTION                 LIMIT

1989 and 1990            $ 500                Unlimited               Unlimited
1991 through 1993          500                Unlimited               Unlimited
1994                       400                Unlimited               Unlimited
1995                       400                 $ 28,000               Unlimited
1996                       500                Unlimited               Unlimited
1997                       500                Unlimited               Unlimited
1998                       500                Unlimited               Unlimited
1999                       250                Unlimited               Unlimited
2000                       250                Unlimited               Unlimited
2001                       250                Unlimited               Unlimited
2002 (a)                   500                Unlimited                $ 50,000
2003                     1,000                Unlimited                  20,000
2004 (b)                 1,000                Unlimited                  20,000
2005                     2,000                Unlimited                  20,000
2006                     2,000                Unlimited                  30,000

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

(b)      For in-force, new and renewal policies effective in 2004, the specific retention is $1.0 million. The Company also retained 10% of the layer from $5.0 million to $10.0 million.

         In addition to the stated specific retentions and limits shown and consistent with common industry practice, our excess reinsurance contracts contain several other limitations to claim payouts. Some of the more significant limitations include limitations to the payout for any one claimant, limitations to the number of reinsurance claims allowed in any one year, and exclusions for payments related to terrorism and other similarly catastrophic events.

6.       UNPAID LOSSES AND LAE

         The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying consolidated balance sheets (in thousands):

                                                         Nine Months Ended      Twelve Months
                                                         September 30, 2006   December 31, 2005
                                                                  (Dollars in Thousands)
Unpaid losses and LAE at beginning of period                 $ 309,857            $ 297,698
Less reinsurance recoverables on unpaid losses                  78,659              107,155
                                                             ---------            ---------
Net unpaid losses and LAE at beginning of the period         $ 231,198            $ 190,543
                                                             ---------            ---------

Losses and LAE, net of reinsurance, incurred in:
          Current year                                       $ 134,926            $ 168,355
          Prior years                                          (15,690)             (24,692)
                                                             ---------            ---------
Total net losses and LAE incurred                            $ 119,236            $ 143,663
                                                             ---------            ---------

Deduct payments for losses and LAE, net of
reinsurance related to:
           Current year                                      $  35,251            $  48,299
           Prior years                                          62,312               54,709
                                                             ---------            ---------
Total net payments for losses and LAE during the current
period                                                       $  97,563            $ 103,008
                                                             ---------            ---------

Ending unpaid losses and LAE, net of reinsurance             $ 252,871            $ 231,198
Reinsurance recoverable on unpaid losses and LAE                72,437               78,659
                                                             ---------            ---------
Ending unpaid losses and LAE, gross of reinsurance           $ 325,308            $ 309,857
                                                             =========            =========

         The Company's estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the nine months ended
September 30, 2006 and the year ended December 31, 2005 by $15.7 million and
$24.7 million, respectively, as a result of actual loss development emerging more favorably than expected. Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as inflation, claims settlement patterns, legislative activity and litigation trends, may favorably or unfavorably impact the ultimate settlement of the Company's loss and loss adjustment expenses.

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
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued liabilities of $1.2 million and
$1.3 million as of September 30, 2006 and December 31, 2005 related to those matters.

         The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

8.       NOTES PAYABLE

         On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution under which the Company borrowed $11.3 million. The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin. The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP
Preferred. During 2003, the remaining balance of the Loan was refinanced and the
Company borrowed an additional $5.5 million . At September 30, 2006 and December
31, 2005, the principal balance was $6.7 million and $8.0 million, respectively.
The interest rate was 7.8% at September 30, 2006.

         On April 29, 2004, AmCOMP Preferred issued a $10 million surplus note in return for $10 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Approved interest paid through
September 30, 2006 and 2005 totaled $0.7 million and $0.5, million respectively.
Unpaid and unapproved interest as of September 30, 2006 and December 31, 2005 were $0.1 million and $0.1 million, respectively.

         On May 26, 2004, AmCOMP Preferred issued a $12 million surplus note, in return for $12 million in cash, to ICONS, Inc., as part of a pooled transaction.
The note matures in 30 years and is callable by the Company after five years.
The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Approved interest paid through
September 30, 2006 and 2005 totaled $0.8 million and $0.6 million, respectively.
Unpaid and unapproved interest as of September 30, 2006 and December 31, 2005 were $0.1 million and $0.1 million, respectively.

         On September 14, 2004, AmCOMP Preferred issued a $10 million surplus note, in return for $10 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR.
Approved interest paid through September 30, 2006 and 2005 totaled $0.7 million and $0.5 million, respectively. Unpaid and unapproved interest as of September
30, 2006 and December 31, 2005 were $39,000 and $38,000, respectively.

9.       FEDERAL AND STATE INCOME TAXES

         Significant components of income tax for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

                                                   Three Months Ended                    Nine Months Ended
                                            ---------------------------------    ----------------------------------
                                             September 30,    September 30,       September 30,     September 30,
                                                 2006             2005                 2006             2005
                                            ---------------------------------    ----------------------------------
Current expense (benefit)
  Federal                                      $ 2,788          $ 1,734              $ 8,919          $ 6,866
  State                                            335              341                  965              872
                                               -------          -------              -------          -------
    Total current tax expense                  $ 3,123          $ 2,075              $ 9,884          $ 7,738
Deferred tax benefit
  Federal                                      $  (577)         $(1,290)             $(1,469)         $  (279)
  State                                            326             (260)                 (99)            (161)
                                               -------          -------              -------          -------
    Total deferred tax  benefit                   (251)          (1,550)              (1,568)            (440)
                                               -------          -------              -------          -------
Income tax expense                             $ 2,872          $   525              $ 8,316          $ 7,298
                                               =======          =======              =======          =======

         The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

                                         Three Months Ended                       Nine Months Ended
                                -------------------------------------    ------------------------------------
                                  September 30,      September 30,         September 30,     September 30,
                                      2006               2005                  2006               2005
                                ------------------ ------------------    ------------------ -----------------
Income tax at statutory rate     $ 2,518    35.0%   $   736    35.0%      $ 8,268    35.0%   $ 6,798    35.0%
Permanent differences:
  State income taxes                 170     2.4       (483)  (23.0)          562     2.4        567     2.9
  Tax-exempt interest               (259)   (3.6)      (172)   (8.2)         (677)   (2.9)      (406)   (2.1)
  Non-deductible meals and
    entertainment                     22     0.3        105     5.0           178     0.8        182     0.9
  Non-deductible option
    expense                           37     0.5       --       --             95     0.4       --       --

  Change in deferred tax rate       --       --        --       --           (513)   (2.2)      --       --
  Change in current tax rate        --       --         173     8.2          --       --        --       --
  Provision to return
    adjustment                       282     3.9         63     3.0           282     1.2         63     0.3
  Other expense--net                 102     1.4        103     5.0           121     0.5         94     0.6
                                 -------  ------    -------  ------       -------  ------    -------  ------
Effective income tax expense     $ 2,872    39.9%   $   525    25.0%      $ 8,316    35.2%   $ 7,298    37.6%
                                 =======  ======    =======  ======       =======  ======    =======  ======

         The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying condensed consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of September 30, 2006 and December 31, 2005 are presented below (in thousands):

                                         September 30,  December 31,
                                             2006           2005
                                             ----           ----
Deferred tax assets:
  Loss reserve adjustments                 $ 13,856      $ 13,432
  Unearned and advance premiums               8,890         8,043
  Allowance for bad debts                     2,111         1,774
  Policyholder dividends                      3,129         2,409
  FAS 115 unrealized losses                   1,506         1,674
  Deferred compensation                         734           470
  Other                                         602           477
                                           --------      --------
    Total deferred tax assets                30,828        28,279
Deferred tax liabilities:
  Deferred policy acquisition expenses       (8,385)       (7,049)
  Other                                        (174)         (359)
                                           --------      --------
    Total deferred tax liabilities           (8,559)       (7,408)
                                           --------      --------
    Total net deferred tax assets          $ 22,269      $ 20,871
                                           ========      ========

10.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                          Three Months Ended                 Nine Months Ended
                                                   ---------------------------------   -------------------------------
                                                    September 30,    September 30,     September 30,   September 30,
                                                        2006             2005              2006            2005
                                                   ---------------------------------   -------------------------------
Numerator:
  Net income attributable to common stockholders       $ 4,324          $ 1,579           $15,306         $12,126
                                                       =======          =======           =======         =======
Denominator:
   Weighted-average shares outstanding
   (denominator for basic earnings per share)           15,562            5,367            14,067           5,367
   Plus effect of dilutive securities:
           Convertible preferred stock                    --              4,191               614           4,191
           Employee stock options                           17                5                11               5
                                                       -------          -------           -------         -------
   Weighted-average shares and assumed
   conversions (denominator for diluted
   earnings per share)                                  15,579            9,563            14,692           9,563
                                                       -------          -------           -------         -------
Basic earnings per share                               $  0.28          $  0.29           $  1.09         $  2.26
                                                       =======          =======           =======         =======
Diluted earnings per share                             $  0.28          $  0.17           $  1.04         $  1.27
                                                       =======          =======           =======         =======

         For the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, outstanding employee stock options with respect to 1,134,979, 585,767, 1,134,979 and 585,767 shares respectively, have been excluded from the computation of diluted earnings per share because they are antidilutive.

         All share and per share amounts in the condensed consolidated financial statements have been restated to give effect to the 1-for-2.2904 reverse common stock split effected by AmCOMP on February 6, 2006. The stock split was effected as a stock dividend.

11.      RESTATEMENT

         Subsequent to the issuance of the Company's previous filings, management determined that the Company's condensed consolidated balance sheet as of December 31, 2005, and condensed consolidated statement of cash flows for the nine months ended September 30, 2005, should be restated. The condensed consolidated balance sheet is being restated to correct the presentation of a
$6.4 million book overdraft from a reduction in "cash and cash equivalents" to an "other liability" account. The condensed consolidated statement of cash flows for the nine months ended September 30, 2005 is being restated to reflect this correction in accounting for the book overdraft, and results in an increase in
"net cash provided by operating activities" of $3.1 million. The restatement has no impact on our condensed consolidated statements of operations, the related per share amounts, or the condensed consolidated statements of changes in stockholders' equity.

         A summary of the effects of the restatement on the Company's condensed consolidated balance sheet as of December 31, 2005, and condensed consolidated statement of cash flows for the nine months ended September 30, 2005 is as follows:

Condensed Consolidated Balance Sheet:

                                       December 31, 2005
                                  As Previously
                                    Reported     As Restated
                                 ----------------------------
     Cash and cash equivalents      $  4,729      $ 11,089
     Total assets                    583,327       589,687
     Other liability                    --           6,360
     Total liabilities               511,346       517,706

Condensed Consolidated Statement of Cash Flows:

                                                          Nine Months Ended
                                                          September 30, 2005
                                                     As Previously
                                                       Reported     As Restated
                                                    -----------------------------
     Change in operating assets and liabilities:
          Other liability                              $   --        $  3,052
     Net cash provided by operating activities           70,605        73,657
     Net increase (decrease) in cash                    (25,194)      (22,142)
     Cash and cash equivalents at beginning of year      33,865        38,153
     Cash and cash equivalents at end of period           8,671        16,011

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED
FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES APPEARING IN OUR ANNUAL REPORT
ON FORM 10-K AND ELSEWHERE IN THIS REPORT.

         AS DISCUSSED IN NOTE 11 TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS, SUBSEQUENT ISSUANCE OF THE COMPANY'S PREVIOUS FILINGS, MANAGEMENT
DETERMINED THAT THE COMPANY'S CONDENSED CONSOLIDATED BALANCE SHEET AS OF
DECEMBER 31, 2005, AND CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2005, SHOULD BE RESTATED. THE CONDENSED
CONSOLIDATED BALANCE SHEET IS BEING RESTATED TO CORRECT THE PRESENTATION OF A
$6.4 MILLION BOOK OVERDRAFT FROM A REDUCTION IN "CASH AND CASH EQUIVALENTS" TO
AN "OTHER LIABILITY" ACCOUNT. THE CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 IS BEING RESTATED TO REFLECT THIS
CORRECTION IN ACCOUNTING FOR THE BOOK OVERDRAFT, AND RESULTS IN AN INCREASE IN
"NET CASH PROVIDED BY OPERATING ACTIVITIES" OF $3.1 MILLION. THE RESTATEMENT HAS
NO IMPACT ON OUR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, THE RELATED
PER SHARE AMOUNTS, OR THE CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY. THE LIQUIDITY AND CAPITAL RESOURCES SECTION OF
MANAGEMENT'S DISCUSSION AND ANANLYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS HAS BEEN UPDATED TO REFLECT THIS RESTATEMENT.

         IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION
CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES.
OUR ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER FROM THOSE REFERRED TO HEREIN
DUE TO A NUMBER OF FACTORS, INCLUDING THE RISKS DESCRIBED IN THE SECTIONS
ENTITLED "RISK FACTORS" AND "FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS"
AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and
AmCOMP Assurance, in the workers' compensation insurance business. Our long-term source of consolidated earnings is principally the income from our workers'
compensation insurance business and investment income from our investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment. We are licensed to provide workers' compensation insurance in 23 states, but currently focus our resources in 13 states that we believe provide the greatest opportunity for near-term profitable growth.

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

         EXPENSES

         Our expenses primarily consist of:

         o    insurance losses and loss adjustment expenses ("LAE") relating to the insurance policies we write directly and to the portion of the losses assumed from the NWCRP, including estimates for losses incurred during the period and changes in estimates from prior periods, which we refer to as gross losses and LAE, less the portion of those insurance losses and LAE that we cede to our reinsurers, which we refer to as ceded losses and LAE. We refer to the difference as net losses and LAE;

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

         o    Compensation cost for all share-based awards (expected to vest)
              granted during the nine-month period ended September 30, 2006 based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

         POLICY ACQUISITION EXPENSE RATIO. The policy acquisition expense ratio is a measure of an insurance company's operational efficiency in producing and underwriting its business. Expressed as a percentage, this is the ratio of premium acquisition expenses to net premiums earned.

         UNDERWRITING AND OTHER EXPENSE RATIO. The underwriting and other expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of underwriting and other expenses to net premiums earned. For underwriting and other expense ratio purposes, underwriting and other expenses of an insurance company exclude investment expenses and dividends to policyholders.

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

         RETURN ON EQUITY. This percentage is the sum of return on equity (ROE)
from underwriting, ROE from investing, the ROE impact of debt and ROE from other income, multiplied by one minus the effective tax rate. ROE from underwriting is calculated as one minus the combined ratio, representing our underwriting profit percentage, multiplied by our operating leverage (annualized net premiums earned divided by average equity). ROE from investing is calculated by multiplying the investment yield for the period by our investment leverage (average investments divided by average equity). The ROE impact of debt is calculated by multiplying the effective interest rate on debt for the period by our financial leverage
(average debt divided by average equity). We use return on equity to measure our growth and profitability. We can compare our return on equity to that of other companies in our industry to see how we are performing compared to our competition.

RESULTS OF OPERATIONS

         Financial information relating to our unaudited Condensed Consolidated
Financial Results for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

                                                Three Months Ended September 30,             Nine Months Ended September 30,
                                                                          Increase                                    Increase
                                                                         (Decrease)                                  (Decrease)
                                                                          2006 Over                                   2006 Over
                                                2006           2005          2005         2006           2005           2005
                                            ---------------------------------------    ---------------------------------------
                                                      (Dollars in Thousands)                     (Dollars in Thousands)
                                            ---------------------------------------    ---------------------------------------
SELECTED FINANCIAL DATA:
Gross premiums written                      $  65,093       $  65,946         (1.3%)   $ 219,124       $ 214,071         2.4%
Net premiums written                           63,255          63,036          0.3%      211,992         207,437         2.2%
Gross premiums earned                          70,389          68,705          2.5%      210,818         207,256         1.7%

Net premiums earned                            68,107          65,687          3.7%      202,465         190,776         6.1%
Net investment income                           4,508           2,595         73.7%       12,779           7,637        67.3%
Net realized investment (loss)/gain               (97)             94       (203.2)%        (294)           (324)       (9.3%)
Other income                                       54              81        (33.3%)         245             249        (1.6%)
                                            ---------       ---------        -----     ---------       ---------        ----
  Total revenue                             $  72,572       $  68,457          6.0%    $ 215,195       $ 198,338         8.5%
Loss and loss adjustment expenses              41,187          38,703          6.4%      119,236         108,489         9.9%
Policy acquisition expenses                    11,069          16,264        (31.9%)      34,532          38,562       (10.5%)
Underwriting and other expenses                 9,441           8,318         13.5%       27,177          23,120        17.5%
Dividends to policyholders                      2,768           2,314         19.6%        8,011           6,588        21.6%
Interest expense                                  911             754         20.8%        2,617           2,155        21.4%
Federal and state income taxes                  2,872             525        447.1%        8,316           7,298        14.0%
                                            ---------       ---------        -----     ---------       ---------        ----
Net Income                                  $   4,324       $   1,579        173.8%    $  15,306       $  12,126        26.2%
                                            =========       =========        =====     =========       =========        ====

KEY FINANCIAL RATIOS:
Net loss ratio                                  60.5%           58.9%                      58.9%            56.9%
Policy acquisition expense ratio                16.3%           24.8%                      17.0%            20.2%
Underwriting and other expense ratio            13.8%           12.7%                      13.4%            12.1%
                                            ---------       ---------                  ---------       ---------
Net combined ratio, excluding
  policyholder dividends                        90.6%           96.4%                      89.3%            89.2%
                                            ---------       ---------                  ---------       ---------
Dividend ratio                                   4.1%            3.5%                       4.0%             3.5%
                                            ---------       ---------                  ---------       ---------
Net combined ratio, including
  policyholder dividends                        94.7%           99.9%                      93.3%            92.7%
                                            ---------       ---------                  ---------       ---------

         PREMIUMS WRITTEN decreased 1.3% to $65.1 million for the three months ending September 30, 2006 from $65.9 MILLION in the comparable period in 2005.
This decrease is due to direct premiums written decreasing 1.1% to $63.4 million for the three months ended September 30, 2006 from $64.0 million in the comparable period in 2005. This decrease is the result of reunderwriting some of our book of business in select states, the 13.5% rate reduction in Florida and increased competition in some of our markets.

         Gross Premiums written increased 2.4% to $219.1 million for the nine months ending September 30, 2006 from $214.1 million in the comparable period in
2005. For the nine months ended September 30, 2006 direct premiums written increased 2.4% to $213.4 million from $208.4 million in the comparable period in
2005. Texas contributed to the comparable period increase with a $4.0 million increase in direct premiums written for the first nine months of 2006 compared to the same period in 2005, Wisconsin had a $3.6 million increase and Illinois and North Carolina each had a $2.3 million increases. These increases were offset by decreases of $5.7 million in Indiana and $2.4 million in Tennessee.
Florida direct written premiums for the nine months ended September 30, 2006, which represent approximately 40% of the total direct written premiums, remained relatively flat despite a 13.5% rate decrease in Florida during 2006. We were able to maintain Florida premiums levels despite the rate decrease as a result of an increase in the number of Florida policies in-force as well as payroll increases at September 30, 2006 as compared to September 30, 2005. Net premiums written increased 2.2%, which is slightly less than direct premiums written between the first nine months of 2006 and the comparable period of 2005 due to
$0.4 in reinstatement premiums booked on the 2003 excess of loss treaty.

         PREMIUMS EARNED. Net premiums earned increased $2.4 million, or 3.7%, to $68.1 million for the three months ended September 30, 2006 from $65.7 million for the comparable period in 2005. The increase in net premiums earned is attributed to the reduction of the excess-of-loss reinsurance contractual rate of 4.5% of direct premiums in 2005 compared to the excess-of-loss reinsurance contractual rate of 3.2% in 2006. The rate decrease in the excess of loss reinsurance is due to the elimination of ceding commission on the contract in 2006.

         For the nine months ended September 30, 2006, net premiums earned increased $11.7 million, or 6.1%, to $202.5 million from $190.8 million for the comparable period in 2005. During the nine months ended September 30, 2005, earned premiums ceded to quota share reinsurance were $7.3 million. During the nine months ended September 30, 2006, earned premiums ceded on quota share reinsurance were less than $0.1 million as a result of premium adjustments for policy years prior to 2004. The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                         For the Three  Percent of  For the Three  Percent of  For the Nine  Percent of  For the Nine  Percent of
                         Months Ended      Gross     Months Ended    Gross     Months Ended   Gross      Months Ended    Gross
                           September     Premiums    September 30,  Premiums   September 30, Premiums    September 30,  Premiums
                           30, 2006       Earned        2005         Earned        2006       Earned         2005        Earned
                         ---------------------------------------------------------------------------------------------------------
                                       (Dollars in thousands)                              (Dollars in thousands)

Gross premiums earned       $  70,389      100.0%      $  68,704      100.0%     $ 210,818      100.0%     $ 207,256      100.0%
Excess reinsurance             (2,311)      (3.2%)        (3,018)      (4.4%)       (8,384)      (4.0%)       (9,202)      (4.4%)
premiums
Quota share reinsurance            29        0.0%              1        0.0%            31        0.0%        (7,278)      (3.6%)
premiums
                            ---------       ----       ---------      -----      ---------      -----      ---------      -----
Net premiums earned         $  68,107       96.8%      $  65,687       95.6%     $ 202,465       96.0%     $ 190,776       92.0%
                            =========       ====       =========      =====      =========      =====      =========      =====

         NET INVESTMENT INCOME increased by $1.9 million or 73.7% for the three months ended September 30, 2006 over the comparable period in 2005. The increase in investment income is a result of two factors. First, the yield to maturity increased to 5.2% as of September 30, 2006 from 4.7% as of September 30, 2005.
Second, our investment portfolio increased as a result of net proceeds from the initial public offering and cash generated from operations that were invested.
At September 30, 2006, the investment portfolio increased $95.9 million over
September 30, 2005.

         For the nine months ended September 30, 2006, net investment income increased $5.1 million or 67.3%. At September 30, 2006, the investment portfolio increased $84.0 million over December 31, 2005. The increase was comprised of purchases, net of sales and maturities, of $85.7 million, offset by realized and unrealized losses and amortization of purchase premium of $1.7 million. The additional funds available for investment were provided by $48.0 million of net initial public offering proceeds and $43.9 million in net cash provided from operating activities.

         NET REALIZED (LOSS) GAIN was ($0.1) million for the three months ended
September 30, 2006, compared to $0.1 million for the comparable period in 2005.
Net realized loss was ($0.3) for the nine months ended September 30, 2006, and
($0.3) million for the comparable period in 2005. Two securities were disposed of at a loss and no impairments were recognized during the three months ended
September 30, 2006.

         LOSSES AND LOSS ADJUSTMENT EXPENSES were $41.2 million, or 60.5% of net premiums earned, for the three months ended September 30, 2006, compared to
$38.7 million or 58.9% of net premiums earned for the comparable period in 2005.
As of September 30, 2006, the current accident year loss ratio was reduced to
63.6% of net earned premiums excluding the involuntary pool and the unallocated loss adjustment expense ("ULAE") from 64.1% at June 30, 2006. Contributing to the lower current accident year loss ratio was Texas with a 40.1% net accident year loss ratio, compared to 48.4% as of June 30, 2006, and Indiana with a 77.4%
net accident year loss ratio, compared to 83.6% as of June 30, 2006. ULAE was
3.7% of net earned premium for the three months ended September 30, 2006 and
3.6% for the comparable period in 2005.

         For the nine months ended September 30, 2006, the net loss ratio was
58.9%, compared to 56.9% of net premiums earned in the comparable period in
2005. The change in estimate of ultimate losses from accident years prior to
2006 showed redundancies of $15.7 million, net of reinsurance, during the first nine months of 2006 and is reflected in our losses and LAE. The change in estimate of ultimate losses as of September 30, 2005 from accident years prior to 2005 showed redundancies of $13.9 million, net of reinsurance, and is reflected in our losses and LAE. The 2006 accident year loss ratio as of
September 30, 2006 was 66.6% compared to 64.2% for the 2005 accident year loss ratio at September 30, 2005. Excluding ULAE and the NWCRP pool losses, our 2006 accident year net loss ratio was 63.6% as of September 30, 2006, compared to
62.0% for the 2005 accident year loss ratio as of September 30, 2005. The comparable accident year loss ratios for Florida were 50.6% as of September 30,
2006 and 51.5% as of September 30, 2005.

         POLICY ACQUISITION EXPENSES were $11.1 million, or 16.3% of net premiums earned, for the three months ended September 30, 2006, compared to
$16.3 million or 24.8% for the comparable period in 2005. Commissions have increased by $1.1 million or 1.4% of net earned premiums to 10.3% for the three months ending September 30, 2006, compared to 8.9% for the same period in 2005.
The increase is the result of receiving no ceding commission to offset commission expense on the 2006 excess of loss treaty, compared to a 35%
commission received on the 2005 treaty. Premium tax expense has increased by
$0.1 million or 0.1% of net earned premium to 1.4% for the three months ending
September 30, 2006 from 1.3% for the comparable period in 2005. This is largely due to a reduction in premium tax credits offsetting the premium tax expense in
2006 as a result of the Company's inability to utilize all the premium tax credits generated. Assessments decreased $6.2 million or 1.7% of net earned premium for the three months ending September 30, 2006 compared to 11.3% for the same period in 2005. This is due in part to a 30% decrease in the South Carolina
Second Disability Trust fund rate during the third quarter of 2006, and a 90%
increase in the rate in the third quarter of 2005. Additionally, the rate used for the 2005 premium assessment by the Florida Guarantee Fund assessment was reduced to 0.5% from the original 2% accrued during 2005. The Florida Workers'
Compensation Insurance Guarantee Association reduced the rate on the 2005 premiums; however, it reserved the right to assess the 2005 premiums if any solvencies require additional cash flow for the Association. No new insolvencies have developed in Florida and as a result the accrual for the assessment on the
2005 premium has been reduced. The decrease in these assessments reduced our policy acquisition expenses by $5.6 million during the quarter as compared to the same quarter of prior year.

         For the nine months ended September 30, 2006, policy acquisition expenses were $34.5 million or 17.0% of net earned premiums, compared to $38.6 million or 20.2% for the comparable period in 2005. Policy acquisition expenses are recorded net of ceding commissions. In the first nine months of 2005, ceding commission was $6.4 million which decreased the expense ratio by 3.4%. In 2006,

ceding commission was reduced to $1.8 million due to the elimination of the quota share and the elimination of ceding commission on the 2006 excess of loss contract. This reduced the expense ratio by only 0.9% in nine months ended
September 30, 2006, compared to the same period in the prior year. Other acquisition expenses as a percent of net earned premium decreased because of the increase in net earned premium. Direct and assumed commissions for the nine months ended September 30, 2006 represented 10.9% of net earned premium, compared to 11.1% for the comparable period in 2005. Premium taxes represented
1.4% of net earned premium, compared to 1.9% for the comparable period in 2005.
Assessments represented 2.6% of net earned premium compared to 7.2% for the comparable period in 2005. The general and administrative expenses associated with the acquisition costs represented 3.2% of net earned premium, compared to
3.4% for the comparable period in 2005. This is primarily due to the increase in net earned premium in the nine months ended September 30, 2006 as compared to the same period in 2005.

UNDERWRITING AND OTHER EXPENSES increased as a percentage of net premiums earned to 13.8% for the three months ended September 30, 2006 from 12.7% for the comparable period in 2005. Underwriting and other expenses increased to $9.4 million for the three months ended September 30, 2006 from $8.3 million in the same period in 2005. The increase is primarily attributable to an increase in payroll related expenses. Payroll related expenses have increased in the current year as a result of an increase in both head count and salaries.

         For the nine months ended September 30, 2006, underwriting and other expenses increased to $27.2 million from $23.1 million in the same period in
2005. The increase is primarily from bad debt expense, which was $2.4 million for the first nine months of 2006, and $0.9 million for the first nine months of
2005. This is the result of the allowance for doubtful accounts being adjusted down during the first nine months of 2005 to recognize better collection experience. We continue to experience the same collection experience during 2006 as 2005 and expect bad debt expense to remain at approximately 1% of net earned premiums. Additionally, there was an increase in payroll related expenses as noted above, and public company expenses increased for auditing, actuarial, investor relations, Sarbanes Oxley compliance readiness and Directors and
Officers insurance. These increases were offset by decreases in other expenses as we made more efficient use of our current infrastructure.

         DIVIDENDS TO POLICYHOLDERS increased $0.5 million, to $2.8 million or
4.1% of net earned premium during the three months ended September 30, 2006, compared to $2.3 million or 3.5% for the comparable period in 2005. This is due to an increase in the percentage of Florida premiums on dividend plans.

         The dividend expense increased $1.4 million, to $8.0 million or 4.0% of net earned premium during the nine months ended September 30, 2006 compared to
$6.6 million or 3.5% for the comparable period in 2005.The percent of written premium on dividend plans increased in Wisconsin to 84.8% from 83.1% and in
Florida to 39.5% from 31.1%. The company wide direct premiums written on a dividend plans increased to 26.7% during the nine months ended September 30,
2006 from 22.3% for the comparable period in 2005. Additionally, as a result of our continued improved loss experience, dividends related to loss ratios increased substantially in the first nine months of 2006.

         INTEREST EXPENSE increased 20.8% to $0.9 million for the three months ended September 30, 2006 compared to the same period in 2005 which was $0.8 million. This was due to interest on the $32.0 million of surplus notes subject to floating interest rates. The average rates have increased approximately 160 basis points from September 30, 2005 to September 30, 2006.

         Interest expense increased to $2.6 million for the nine months ended
September 30, 2006, compared to $2.2 million for the same period in 2005. The average rate on the $32.0 million of surplus notes was approximately 9.6% at
September 30, 2006 compared to 8.0% as of September 30, 2005. The debt outstanding has decreased by $1.3 million with the quarterly amortization of the principal on the term loan.

         FEDERAL AND STATE INCOME TAXES were 39.9% and 35.2% of pretax income for the three and nine months ending September 30, 2006. During the third quarter, $0.3 million provision to return adjustment was booked. Excluding this adjustment, the effective rates would have been 36.0% and 34.0%, respectively.
During the second quarter of 2006 the rate used on the federal deferred tax asset was increased from 34% to 35% as we expect to be in a 35% federal tax bracket when future tax assets are realized. During the second quarter of 2005 the state current tax effective rate was increased from 2.5% to 3.5%. This increased the overall effective rate for the second quarter of 2005 to 42.6%.

         The effective tax rate for 2006 includes a 35% federal tax rate. For the nine months ended September 30, 2006 the effective state tax rate is 3.5%.
Florida is that state to which the highest percentage of our state income tax is paid. The state of Florida's tax rate is 5.5%. We apportion our pretax income to the State of Florida according to the State's apportionment factors. The federal and state rates give us a combined tax rate of 37.3%, after giving effect to the state income tax deduction in the federal income tax calculation. The tax exempt interest we realized lowered our effective tax rate for 2006 by 2.9%. The increase of the effective rate used in calculating the value of the deferred tax asset reduced the effective rate further by 2.3% for the nine months ending
September 30, 2006. During the nine months ending September 30, 2005, the blended state and federal tax rate of 37.3% was increased to 37.6% due to the provision to return adjustment.

         NET INCOME for the three months ended September 30, 2006 was $4.3 million compared to $1.6 million for the comparable period in 2005. Net premiums earned increased by $2.4 million. Investment income increased $1.9 million for the three months ending September 30, 2006 compared to September 30, 2005.
Additionally, policy acquisition expenses decreased $5.2 million. This was partially offset by increases in our loss and loss adjustment expenses, and underwriting and other expenses.

         Net income for the nine months ended September 30, 2006 increased $3.2 million to $15.3 million compared to $12.1 million for the comparable period in
2005. Although the loss ratio and dividend ratio increased slightly, growth in net revenues and a small decrease in the expense ratio contributed to greater profitability for the nine months ended September 30, 2006 compared to the same period in 2005.

         RETURN ON EQUITY Our annualized return on equity for the nine months ended September 30, 2006 is 19.7%.

RECENT DEVELOPMENT

         The National Council on Compensation Insurance ("NCCI") submitted its annual workers' compensation rate filing to the Florida Office of Insurance
Regulation (the "Florida OIR"), which called for a statewide average 13.3% rate decrease. Significant declines in claim frequency and an improvement in loss development since the legislature enacted the 2003 reforms are the two main reasons for the proposed premium level decrease. On October 17, 2006, the OIR issued an order requesting that NCCI make an amended filing for an overall workers' compensation rate decrease of 15.7%. On October 24, 2006, NCCI submitted an amended filing calling for a statewide decrease of 15.7% as requested, which was approved by the Florida OIR on October 31, 2006. The new rates will apply to all new and renewal policies as of January 1, 2007. The
Company is currently unable to determine the exact impact this will have on future earnings.

LIQUIDITY AND CAPITAL RESOURCES

         We are a holding company and our insurance subsidiaries are the primary source of funds for our operations. We have historically received dividend payments solely from Pinnacle Administrative and Pinnacle Benefits. These dividend payments are funded by fee payments under service agreements between
Pinnacle Administrative and Pinnacle Benefits and our insurance subsidiaries.
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

                                                          For the Nine Months
                                                          Ended September 30,
                                                         2006            2005
                                                       ------------------------
Cash  and cash equivalents provided by (used in ):
Operating activities                                   $ 43,892        $ 73,657
Investing activities                                    (86,828)        (94,456)
Financing activities                                     46,632          (1,343)
                                                       --------        --------
Change in cash and cash equivalents                    $  3,696        $(22,142)
                                                       ========        ========

         REINSURANCE

         We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At
September 30, 2006 and December 31, 2005, reinsurance recoverables on paid and unpaid losses and LAE and ceding commissions were $74.6 million and $83.9 million, respectively. Our largest recoverable from a single reinsurer as of
September 30, 2006 was $40.2 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 29.5% of our total stockholders' equity as of that date. Of the $40.2 million, $1.8 million was the current recoverable on paid losses. The balance of $38.4 million is recoverable from Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

         As a result of raising $32.0 million from surplus notes issued by one of our insurance subsidiaries, we eliminated the need for quota share reinsurance on new and renewal business since July 1, 2004. In addition, we increased our retention in our excess of loss reinsurance program to $2.0 million in 2005 and 2006 from $1.0 million in 2004.

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

         We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held to maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of September 30,
2006, 81.7% of our entire portfolio was classified as available-for-sale and as of December 31, 2005, approximately 90.3% of our entire portfolio was classified as available-for-sale.

         The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of September 30, 2006 and
December 31, 2005, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of September 30, 2006, our investments (excluding cash and cash equivalents) had an average duration of
3.7 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

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

         The table below contains information concerning the composition of our investment portfolio at September 30, 2006:

                                                                                             Percentage of
                                                      Carrying                                  Carrying
                                                     Amount and            Yield to            Amount and
                                                   Market Value (1)        Maturity         Market Value (1)
                                                  -----------------------------------------------------------
                                                                      (Dollars in Thousands)
Bonds (2) :
  U.S. Treasury securities                           $ 34,255                 4.7%                 8.1%
  Agency                                               43,874                 5.1%                10.3%
  Municipalities (3)                                   65,687                 5.1%                15.4%
  Corporate "A-" rated and above                      168,578                 5.3%                39.5%
  Corporate "BBB"/"Baa" rated                          15,551                 5.5%                 3.6%
  Mortgage-backed securities                           83,559                 5.3%                19.6%
                                                     --------                 ---                -----
Total bonds                                          $411,504                 5.2%                96.5%
                                                     --------                 ---                -----
Cash and cash equivalents and short term
investments                                            14,785                 4.8%                 3.5%
                                                     --------                 ---                -----
Total                                                $426,289                 5.2%               100.0%
                                                     ========                 ===                =====

(1)      Carrying amount is amortized cost for bonds held-to-maturity and short-term investments. Carrying value is market value for bonds available-for-sale and common stock. As of September 30, 2006, $336.1 million of our bonds were classified as available-for-sale and $75.4 million were classified as held-to-maturity.

(2)      Standard & Poor's highest rating is "AAA" and signifies that a company's capacity to meet its financial commitment on the obligation is extremely strong, followed by "AA" (very strong), "A" (strong) and
         "BBB" (adequate). Ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories. Moody's Investors Service, Inc.'s highest rating is "Aaa"
         (best quality), followed by "Aa" (high quality), "A" (strong) and "Baa"
         (adequate). For investments with split ratings, the higher rating has been used.

(3)      The municipal bonds' yields to maturity have been shown on a tax-equivalent basis. The tax impact was 1.4% on the yield to maturity for municipal bonds and 0.2% on the yield to maturity for total cash and investments.

         The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair market values as of September 30, 2006:

                                                     Available-for-sale               Held-to-maturity
                                                -----------------------------    ----------------------------
                                                  Amortized                        Amortized
                                                    Cost        Fair Value           Cost        Fair Value
                                                -----------------------------    ----------------------------
Years to maturity (1) :
  One or less                                     $ 47,882       $ 47,523          $   --         $   --
  After one through five                           190,316        187,143              --             --
  After five through ten                            80,939         79,827              --             --
  After ten                                         12,610         13,452              --             --
  Mortgage-backed securities                         8,418          8,193            75,366         75,022

                                                  --------       --------          --------       --------
Total                                             $340,165       $336,138          $ 75,366       $ 75,022
                                                  ========       ========          ========       ========

(1)      Based on the stated maturities of the securities. Actual maturities may differ as obligors may have the right to call or prepay obligations.

         As of September 30, 2006, our bond portfolio had an average duration of
3.7 years.

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

         The following table summarizes, for all fixed maturity securities in an unrealized loss position at September 30, 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                       Unrealized      Number of
                                        Fair Value       Losses         Issues
                                       -----------------------------------------
Less than 12 months:
  U.S. Treasury securities               $  1,018        $     (8)          4
  Agency                                    4,984              (5)          3
  Municipalities                             --              --            --
  Corporate debt securities                30,849            (141)         19
  Mortgage-backed securities               24,553             (61)          9
                                         --------        --------         ---
Total                                    $ 61,404        $   (215)         35
                                         ========        ========         ===

Greater than 12 months:
  U.S. Treasury securities               $ 27,186        $   (698)         22
  Agency                                   24,132            (475)         18
  Municipalities                           43,354            (671)         29
  Corporate debt securities               129,933          (3,112)        105
  Mortgage-backed securities               28,358            (734)         19
                                         --------        --------         ---
Total                                    $252,963        $ (5,690)        193
                                         ========        ========         ===

Total fixed maturity securities:
  U.S. Treasury securities               $ 28,204        $   (706)         26
  Agency                                   29,116            (480)         21
  Municipalities                           43,354            (671)         29
  Corporate debt securities               160,782          (3,253)        124
  Mortgage-backed securities               52,911            (795)         28
                                         --------        --------         ---
Total fixed maturity securities          $314,367        $ (5,905)        228
                                         ========        ========         ===

         At September 30, 2006, there were no investments in fixed maturity securities with individual material unrealized losses. Three impairments totaling approximately $199,000 were recorded on our investments during the nine months ended September 30, 2006. All the unrealized losses on the fixed maturity securities are interest rate related.

         We believe our future cash flow generated by operations, and our cash and investment balances will be sufficient to fund continuing operations, service our outstanding obligations and provide for required capital expenditures for at least the next 12 months.

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

         AmCOMP and both of our insurance subsidiaries are defendants in an action commenced in Florida by the Insurance Commissioner of Pennsylvania,
acting in its capacity as liquidator of Reliance Insurance Company. The complaints in those actions allege that preferential payments were made to us by
Reliance under the formerly existing reinsurance agreement with the insurance subsidiaries and seek damages in the amount of approximately $2.3 million. We have answered the complaint and we expect the matter to be scheduled for trial.
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued $1.2 million and $1.3 million as of
September 30, 2006 and December 31, 2005, respectively, related to those matters.

         OTHER

         In August 1998, in an effort to expand its customer base, AmCOMP
Assurance began selling insurance policies for a third party insurance company.
This arrangement included insurance policies with effective dates of August 1,
1998 through November 1, 2000. Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle
Benefits provided claim adjusting services, including the payment of claims, related to these policies. This arrangement also provided for a reinsurance agreement between AmCOMP Assurance as the reinsurer and this insurance company as the reinsured. At September 30, 2006, the amount to be recovered from this insurance company on these claims and LAE expenses paid by us that is included in other assets on the balance sheet was $1.6 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued an interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN
INCOME TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48
prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation will be effective January 1, 2007 The Company is currently evaluating the impact of this standard.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE
MEASUREMENTS ("SFAS 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the
Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

         In September 2006, the Securities and Exchange Commission issued Staff
Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS
WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108").
SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for fiscal year 2006 and is currently evaluating the impact on its financial position and statements of operations.

         Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises
for Deferred Acquisition Costs in Connection with Modifications or Exchanges of
Insurance Contracts, issued September 2005, becomes effective January 1, 2007.
SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97, Accounting and Reporting by Insurance
Enterprises for Certain Long-Duration Contracts and for Realized Gains and
Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company does not anticipate a significant impact upon adoption.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We believe  we are  principally  exposed  to two types of market  risk:
interest rate risk and credit risk.

INTEREST RATE RISK

         INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 81.7% were classified as available-for-sale as of September
30, 2006. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of
September 30, 2006, our investments (excluding cash and cash equivalents) had an average duration of 3.7 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

         CREDIT FACILITY AND THIRD PARTY SURPLUS NOTES. Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under our bank credit facility and our insurance subsidiaries' surplus notes issued to unaffiliated third parties. The interest rates we pay on these obligations increase or decrease with changes in LIBOR.

SENSITIVITY ANALYSIS

         Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term "near-term"
means a period of time going forward up to one year from the date of the condensed consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

         In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments.

         For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2006.

         The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of September 30, 2006:

                                  Estimated Increase                 Estimated
                                  (Decrease) in Fair            Percentage Increase
Change in Interest Rates                Value                (Decrease) in Fair Value
----------------------------------------------------------------------------------------
                                                 (Dollars in Thousands)
300 basis point rise                  $(38,673)                       (9.6%)
200 basis point rise                   (25,682)                       (6.4%)
100 basis point rise                   (12,545)                       (3.1%)
50 basis point decline                   5,693                         1.4%
100 basis point decline                 11,077                         2.8%

         The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $12.5 million or 3.1%
based on a 100 basis point increase in interest rates as of September 30, 2006.
This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constituted approximately 97.7% of our total invested assets as of September 30, 2006.

         Interest expense would also be affected by a hypothetical change in interest rates. As of September 30, 2006 we had $38.7 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $ 0.4 million, a 200 basis point increase would increase interest expense by approximately $ 0.8 million and a 300 basis point increase would increase interest expense by approximately $1.2 million.

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
As of September 30, 2006, the par value of our mortgage backed securities holdings was $83.4 million. This equates to an average price of 100.5% of par.
Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

         However, given the current interest rate environment, which has exhibited lower rates over the last few years, the possibility of additional significant declines in interest rates such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 20.3% of total investments as of September
30, 2006. Of this total, 100% was in agency pass through securities.

CREDIT RISK

         INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of September 30, 2006 and December 31, 2005, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard &
Poor's, Moody's and Fitch.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         AmCOMP's management, with the participation of AmCOMP's Chief Executive
Officer and Chief Financial Officer, has evaluated the effectiveness of AmCOMP's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of the end of the period covered by this report. In connection with this evaluation management determined that a presentation error had occurred in AmCOMP's financial statements previously filed for December 31,
2005 and the quarters ended March 31, 2006 and June 30, 2006. The error was the result of a book overdraft position being presented as a reduction of "cash and cash equivalents" rather than as an "other liability" and requires the previously filed financial statements to be restated. As a result, management has identified a material weakness in our internal control over financial reporting and has concluded that the disclosure controls and procedures designed for recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act and communicated to AmCOMP's management, including AmCOMP's Chief Executive Officer and Chief Financial Officer, as
appropriate to allow timely decisions regarding required disclosure were not effective as of September 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting.
Subsequent to September 30, 2006, additional internal control over financial reporting procedures have been designed and implemented to address the material weakness identified above.

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

*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the day of November 14, 2006.

                           AMCOMP INCORPORATED
                           (Registrant)

                           By:  /s/ Fred R. Lowe
                               -------------------------------------------------
                               Fred R. Lowe
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER

                           By: /s/ Kumar Gursahaney
                               -------------------------------------------------
                               Kumar Gursahaney
                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

