Form 10-K/A
period 2005-12-31
AMCOMP INC /FL
filed 2006-12-15
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A. |X|

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

              Class                                  Outstanding at March 15
---------------------------------------         --------------------------------
Common Stock, $0.01 par value per share                 15,558,389 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                               PARTS INTO WHICH INCORPORATED
            --------                               -----------------------------
Proxy Statement for the 2006 Annual                Part III
    Meeting of Stockholders

================================================================================

                               AMCOMP INCORPORATED

                                      INDEX

Explanatory Paragraph..........................................................1

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

   Item 14.  Principal Accounting Fees and Services...........................89

PART IV

   Item 15.  Exhibits, Financial Statements and Schedules.....................90

 SIGNATURES..................................................................101

                              EXPLANATORY PARAGRAPH

         This Form 10-K/A for the year ended December 31, 2005 is being filed for the purpose of restating our consolidated balance sheets as of December 31,
2005 and 2004 and our consolidated statements of cash flows for the years ended
December 31, 2005 and 2004. The consolidated balance sheets as of December 31,
2005 and 2004 are being restated to correct the presentation of $6.4 million and
$4.3 million, respectively, of book overdrafts from a reduction in "cash and cash equivalents" to an "other liability" account. The consolidated statements of cash flows for the years ended December 31, 2005 and 2004 are being restated
to reflect this correction in accounting for the book overdrafts, and result in an increase in "net cash provided by operating activities" of $2.1 million and
$4.3 million, respectively. The restatement has no impact on our consolidated statements of operations, the related per share amounts, or the consolidated statements of changes in stockholders' equity. Conforming changes have been made to the consolidated statements of cash flows included in management's discussion and analysis of the financial condition and results of operations included in this Form 10-K/A. See Note 21 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We are a property and casualty insurer specializing in workers'
compensation insurance products that include a strong emphasis on value-added services to our policyholders. We offer insurance coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to provide to their employees who are injured in the course of their employment. In this Annual Report on Form 10-K/A, we use the terms "AmCOMP,"
"we," "our" and "us" to refer to AmCOMP Incorporated and its subsidiaries.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E
of the Securities Exchange Act of 1934 (the "Exchange Act") relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends,"
"plans," "projects," believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled
"Business--Risks Related to Our Business and Industry."

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
We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our
Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K/A.

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
2003, 2002, 2001 ARE DERIVED FROM OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOT INCLUDED IN THIS REPORT. THESE FINANCIAL STATEMENTS HAVE BEEN PREPARED IN
ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. OUR HISTORICAL
RESULTS MAY NOT BE INDICATIVE OF THE OPERATING RESULTS TO BE EXPECTED IN ANY
FUTURE PERIOD.

                                                                                 Year Ended December 31,
                                                          ---------------------------------------------------------------------
                                                             2005            2004         2003            2002           2001
                                                          ---------       ---------    ---------       ---------      ---------
                                                                (Dollars and shares in thousands, except per-share data)

STATEMENT OF OPERATIONS DATA:
REVENUES:
Net premiums earned                                       $ 256,603       $ 181,186    $ 164,287       $ 196,478      $ 141,303
Net investment income                                        10,798           6,077        4,803           5,689          5,776
Net realized investment (loss) gain                            (385)            982        2,644             320            524
Other income (loss)                                             285             332       (2,464)(1)       1,446          1,103
                                                          ---------       ---------    ---------       ---------      ---------
    Total revenue                                         $ 267,301       $ 188,577    $ 169,270       $ 203,933      $ 148,706
                                                          ---------       ---------    ---------       ---------      ---------
EXPENSES:
Losses and loss adjustment expenses(2)                    $ 143,663       $ 119,121    $ 109,518       $ 126,386      $ 100,831
Policy acquisition expenses                                  51,508(3)       19,499       21,735          40,925         21,379
Underwriting and other expenses                              34,447          32,280       30,244          25,579         33,478(4)
Dividends to policyholders                                    8,612           6,983        5,796           5,931          8,519
Interest expense                                              2,960           1,389          410             352            848
                                                          ---------       ---------    ---------       ---------      ---------
    Total expenses                                        $ 241,190       $ 179,272    $ 167,703       $ 199,173      $ 165,055
                                                          ---------       ---------    ---------       ---------      ---------
Income (loss) before income taxes                            26,111           9,305        1,567           4,760        (16,349)
Income tax expense (benefit)                                  9,326           4,275          632           1,379         (6,391)
                                                          ---------       ---------    ---------       ---------      ---------
Net income (loss) before cumulative effect of
accounting change                                            16,785           5,030          935           3,381         (9,958)
                                                          ---------       ---------    ---------       ---------      ---------
Cumulative effect of accounting change                           --              --           --           2,455(5)          --
                                                          ---------       ---------    ---------       ---------      ---------
    Net income (loss)                                     $  16,785       $   5,030    $     935       $   5,836      $  (9,958)
                                                          =========       =========    =========       =========      =========
OPERATING DATA:
Direct premiums written                                   $ 270,331       $ 260,173    $ 231,083       $ 227,241      $ 175,305
Gross premiums written                                      277,095         270,981      239,484         232,536        178,215
Net premiums written                                        267,652         217,472      144,952         209,537        173,432
PER SHARE DATA:
Earnings (loss) per share
  Basic                                                   $    3.13       $    0.94    $    0.17       $    1.07      $   (1.83)
  Diluted                                                      1.76            0.53         0.10            0.61          (1.83)
Weighted average common shares outstanding
  Basic                                                       5,367           5,368        5,368           5,437          5,437
  Diluted                                                     9,562           9,564        9,562           9,628          5,437
SELECTED INSURANCE RATIOS:
Net loss ratio(6)                                              56.0%           65.7%        66.7%           64.3%          71.4%
Net policy acquisition expense ratio(7)                        20.1            10.8         13.2            20.8           15.1
Underwriting and other expense ratio(8)                        13.4            17.8         18.4            13.0           23.7
                                                          ---------       ---------    ---------       ---------      ---------
Net combined ratio, excluding policyholder dividends(9)        89.5%           94.3%        98.3%           98.1%         110.2%
                                                          ---------       ---------    ---------       ---------      ---------
Dividend ratio(10)                                              3.4             3.9          3.5             3.0            6.0
                                                          ---------       ---------    ---------       ---------      ---------
Net combined ratio, including policyholder
dividends(11)                                                  92.9%           98.2%       101.8%          101.1%         116.2%
                                                          =========       =========    =========       =========      =========

                                                                             As of December 31,
                                               -------------------------------------------------------------------------------
                                                 2005              2004              2003              2002              2001
                                               -------           -------           -------           -------           -------
                                          (As Restated)(12) (As Restated)(12)
                                                           (Dollars and shares in thousands, except per share data)

Balance Sheet Data:
ASSETS
Cash and investments                           338,546           265,407           183,884           141,532           118,547
Premiums receivable--net                       104,522           101,638            96,818            94,133            76,583
Reinsurance recoverables                        83,880           115,870            99,894            84,907            89,206
Deferred policy acquisition costs               19,413            14,695             4,902            16,149            12,241
Deferred income taxes                           20,871            17,646            19,368            12,065            14,268
Other assets                                    22,455            32,814            52,506            64,351            45,968
Total assets                                   589,687           548,070           457,372           413,137           356,813
LIABILITIES AND STOCKHOLDER'S EQUITY
Unpaid losses and loss adjustment expenses     309,857           297,698           251,122           227,714           198,954
Unearned and advance premiums                  115,574           114,235           102,804            89,350            69,284
Long term debt                                  40,036            41,821            11,607             7,438            10,313
Other liabilities                               52,239            35,981            37,055            32,492            30,242
Total liabilities                              517,706           489,735           402,588           356,994           308,793
Preferred stock                                 23,098            23,098            23,098            23,098            23,098
Total stockholders' equity                      71,981            58,335            54,784            56,143            48,020
Total liabilities and stockholders' equity     589,687           548,735           457,372           413,137           356,813

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

(11)  Sum of ratios computed in footnotes 6, 7, 8, 9 and 10.

(12)  Reflects the restatement discussed in note 21 to the consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED
FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES APPEARING ELSEWHERE IN THIS
REPORT.

      AS DISCUSSED IN NOTE 21 TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS, SUBSEQUENT TO THE ISSUANCE OF THE COMPANY'S CONSOLIDATED FINANCIAL
STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2005, MANAGEMENT DETERMINED THAT THE
COMPANY'S CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004, AND
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND
2004, SHOULD BE RESTATED. THE CONSOLIDATED BALANCE SHEETS ARE BEING RESTATED TO
CORRECT THE PRESENTATION OF $6.4 MILLION AND $4.3 MILLION, RESPECTIVELY, OF BOOK
OVERDRAFTS FROM A REDUCTION IN "CASH AND CASH EQUIVALENTS" TO AN "OTHER
LIABILITIES" ACCOUNT. THE CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 2005 AND 2004 ARE BEING RESTATED TO REFLECT THIS CORRECTION
IN ACCOUNTING FOR THE BOOK OVERDRAFTS, AND RESULT IN AN INCREASE IN "NET CASH
PROVIDED BY OPERATING ACTIVITIES" OF $2.1 MILLION AND $4.3 MILLION,
RESPECTIVELY. THE RESTATEMENT HAS NO IMPACT ON OUR CONSOLIDATED STATEMENTS OF
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
This is attributable to an increase in the number of policies written. The increase in gross premiums written in 2004 was due to an increase in the number of policies written. The average policy premium has not changed significantly from 2003 to 2005. Direct premiums written comprised approximately 29.6% of new business in 2005 and 36% in 2004.

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

      INTEREST EXPENSE increased $1.6 million in 2005 from 2004 and $1.0 million in 2004 from 2003 due to interest paid on $32.0 million of surplus notes issued to third parties in 2004. These surplus notes were issued at various times during the second and third quarters of 2004 and are subject to floating interest rates. The rates have increased in 2005 by over 200 basis points.

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

                                             For the Twelve Months Ended
                                                     December 31,
                                      -----------------------------------------
                                        2005            2004            2003
                                      ---------       ---------       ---------
Cash and cash equivalents
provided by (used in):
Operating activities                  $  83,602       $  59,047       $     864
Investing activities                   (108,877)       (102,862)         (7,260)
Financing activities                     (1,789)         30,214          46,680
                                      ---------       ---------       ---------
Change in cash and cash
equivalents                           ($ 27,064)      ($ 13,601)      $  40,284
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

                                                  Carrying         Yield to       Percentage of
                                                  Amount(1)        Maturity     Carrying Amount (1)
                                             -----------------     --------   --------------------------
                                                               (Dollars in thousands)

Bonds:(2)
U.S. government                                    $38,594            4.4%              11.4%

Agencies                                            29,324            4.7                8.7

Municipalities(3)                                   43,691            5.8               12.9

Corporate "A" rated and above                      153,990            4.8               45.5

Corporate "BBB"/"Baa" rated                         18,681            5.5                5.5
                                             -----------------     --------   --------------------------

Mortgage-backed securities                          43,177            4.5               12.7
                                             -----------------     --------   --------------------------
  Total Bonds                                     $327,457            4.9%              96.7%
                                             -----------------     --------   --------------------------
Cash and cash equivalents and short-term
investments                                        $11,089            3.6                3.3%
                                             -----------------     --------   --------------------------
  Total                                           $338,546            4.9%             100.0%
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
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company has an accrued liability of $1.3 million as of December
31, 2005 related to these matters ($0.8 million was accrued in the fourth quarter of 2005).

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No.
123R), SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In March 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal 2006. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. Depending on the future use of share-based payments, the adoption of SFAS No. 123R could have a material effect on the
Company's results of operations. Future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

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

      In June 2005, the FASB directed the staff to issue the proposed FASB Staff
Proposal ("FSP") Emerging Issues Task Force ("EITF") Issue 03-1-1 as final and retitled it as FSP FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND
ITS APPLICATION TO CERTAIN INVESTMENTS. It replaces certain guidance in EITF
03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 (AS RESTATED) AND
  2004 (AS RESTATED) AND FOR THE THREE YEARS ENDED DECEMBER 31, 2005:

Notes to Consolidated Financial Statements...............................  69-88

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

As discussed in Note 21, the accompanying consolidated balance sheets and consolidated statements of cash flows have been restated.

Certified Public Accountants
Fort Lauderdale, Florida
March 29, 2006
(December 12, 2006 as to the effects
of the restatement discussed in Note 21)

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                                             2005
                                                                                           Pro Forma
                                         ASSETS                                           (Unaudited)     2005        2004
                                                                                           --------     --------    --------
                                                                                              (as restated - see Note 21)

Investments:
   Fixed maturity securities available-for-sale at fair value (amortized cost of
     $300,274 in 2005 and $217,147 in 2004)...........................................     $295,664     $295,664    $217,462
   Fixed maturity securities held-to-maturity at amortized cost (fair value of $31,326
     in 2005 and $9,763 in 2004)......................................................       31,793       31,793       9,792
                                                                                           --------     --------    --------
       Total investments..............................................................      327,457      327,457     227,254
Cash and cash equivalents.............................................................       11,089       11,089      38,153
Restricted cash.......................................................................           10           10         909
Accrued investment income.............................................................        3,992        3,992       3,030
Premiums receivable--net..............................................................      104,522      104,522     101,638
Reinsurance recoverable:
   On paid losses and loss adjustment expenses........................................        5,202        5,202       5,262
   On unpaid losses and loss adjustment expenses......................................       78,659       78,659     107,155
   On ceding commissions..............................................................           19           19       3,453
Prepaid reinsurance premiums..........................................................        5,368        5,368      14,895
Deferred policy acquisition costs.....................................................       19,413       19,413      14,695
Property and equipment--net...........................................................        2,658        2,658       3,609
Income taxes recoverable..............................................................        1,166        1,166       3,125
Deferred income taxes--net............................................................       20,871       20,871      17,646
Goodwill--net.........................................................................        1,260        1,260       1,260
Other assets..........................................................................        8,001        8,001       5,986
                                                                                           --------     --------    --------
TOTAL.................................................................................     $589,687     $589,687    $548,070
                                                                                           ========     ========    ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Policy reserves and policyholders' funds:
     Unpaid losses and loss adjustment expenses.......................................     $309,857     $309,857    $297,698
     Unearned and advance premiums....................................................      115,574      115,574     114,235
     Policyholders' deposits..........................................................           10           10          10
     Policyholder retention dividends payable.........................................        6,636        6,636       6,285
                                                                                           --------     --------    --------
       Total policy reserves and policyholders' funds.................................      432,077      432,077     418,228
   Reinsurance payable................................................................          668          668         297
   Accounts payable and accrued expenses..............................................       38,565       38,565      25,101
   Notes payable......................................................................       40,036       40,036      41,821
   Other liability....................................................................        6,360        6,360       4,288
                                                                                           --------     --------    --------
       Total liabilities..............................................................      517,706      517,706     489,735
                                                                                           ========     ========    ========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock (par value $.01; authorized shares 28,000; 5,502 issued; 5,367 in 2005
     and 5,368 in 2004 outstanding)  (Pro forma 9,694 issued; 9,558 outstanding)......           96           54          54
   Convertible preferred stock series A...............................................           --       23,098      23,098
   Additional paid-in capital.........................................................       23,592          536         536
   Retained earnings..................................................................       51,428       51,428      34,643
   Accumulated other comprehensive income (loss) (net of deferred taxes of $1,674 in
     2005 and $115 in 2004)...........................................................       (2,936)      (2,936)        199
   Treasury stock (135 shares in 2005 and 134 shares in 2004).........................         (199)        (199)       (195)
                                                                                           --------     --------    --------
       Total stockholders' equity.....................................................       71,981       71,981      58,335
                                                                                           --------     --------    --------
TOTAL.................................................................................     $589,687     $589,687    $548,070
                                                                                           ========     ========    ========

                             See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       2005               2004              2003
                                                                                     ---------          ---------         ---------
REVENUE:
  Net premiums earned ......................................................         $ 256,603          $ 181,186         $ 164,287
  Net investment income ....................................................            10,798              6,077             4,803
  Net realized investment (losses) gains ...................................              (385)               982             2,644
  Loss on commutation ......................................................                --                 --            (2,062)
  Interest expense on insurance deposit ....................................                --                 --              (691)
  Other income .............................................................               285                332               289
                                                                                     ---------          ---------         ---------
    Total revenue ..........................................................           267,301            188,577           169,270
                                                                                     ---------          ---------         ---------
EXPENSES:
  Losses and loss adjustment expenses ......................................           143,663            119,121           109,518
  Dividends to policyholders ...............................................             8,612              6,983             5,796
  Underwriting and acquisition expenses ....................................            85,955             51,779            51,979
  Interest expense .........................................................             2,960              1,389               410
                                                                                     ---------          ---------         ---------
    Total expenses .........................................................           241,190            179,272           167,703
                                                                                     ---------          ---------         ---------
Income before income taxes .................................................            26,111              9,305             1,567
Income taxes expense .......................................................             9,326              4,275               632
                                                                                     ---------          ---------         ---------
Net income .................................................................         $  16,785          $   5,030         $     935
                                                                                     =========          =========         =========
Earnings per common share--basic ...........................................         $    3.13          $    0.94         $    0.17
                                                                                     =========          =========         =========
Earnings per common share--diluted .........................................         $    1.76          $    0.53         $    0.10
                                                                                     =========          =========         =========
Unaudited pro forma earnings per common share--basic (Notes 1 and 17) ......         $    1.72
                                                                                     =========
Unaudited pro forma earnings per common share--diluted (Notes 1 and 17) ....         $    1.72
                                                                                     =========
Weighted average number of common shares outstanding
     Basic .................................................................             5,367              5,368             5,368
                                                                                     =========          =========         =========
     Diluted ...............................................................             9,562              9,564             9,562
                                                                                     =========          =========         =========

                             See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                         Convertible                                    Accumulated
                                                          Preferred   Additional                           Other          Total
                                                 Common     Stock      Paid-in   Treasury    Retained   Comprehensive  Stockholders'
                                                 Stock     Series A    Capital    Stock      Earnings   (loss) Income     Equity
                                                --------   --------   --------   --------    --------   -------------    --------

BALANCE AT DECEMBER 31, 2002 ................   $     54   $ 23,098   $    536   $   (182)   $ 28,678     $  3,959       $ 56,143
  Net income ................................         --         --         --         --         935           --            935
  Unrealized loss on investments (net
    of tax benefit of $1,419) ...............         --         --         --         --          --       (2,281)        (2,281)
  Comprehensive loss ........................         --         --         --         --          --           --         (1,346)
  Purchase of treasury stock ................         --         --         --        (13)         --           --            (13)
                                                --------   --------   --------   --------    --------     --------       --------
BALANCE AT DECEMBER 31, 2003 ................         54     23,098        536       (195)     29,613        1,678         54,784
  Net income ................................         --         --         --         --       5,030           --          5,030
  Unrealized loss on investments (net
    of tax benefit of $939) .................         --         --         --         --          --       (1,479)        (1,479)
  Comprehensive income ......................         --         --         --         --          --           --          3,551
                                                --------   --------   --------   --------    --------     --------       --------
BALANCE AT DECEMBER 31, 2004 ................         54     23,098        536       (195)     34,643          199         58,335
  Net income ................................         --         --         --         --      16,785           --         16,785
  Unrealized loss on investments (net
    of tax benefit of $1,789) ...............         --         --         --         --          --       (3,135)        (3,135)
  Comprehensive income ......................         --         --         --         --          --           --         13,650
  Purchase of treasury stock ................         --         --         --         (4)         --           --             (4)
                                                --------   --------   --------   --------    --------     --------       --------
BALANCE AT DECEMBER 31, 2005 ................   $     54   $ 23,098   $    536   $   (199)   $ 51,428     $ (2,936)      $ 71,981
                                                ========   ========   ========   ========    ========     ========       ========

                             See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                            2005            2004            2003
                                                                                          ---------       ---------       ---------
                                                                                          (as restated - see Note 21)
OPERATING ACTIVITIES:
  Net income .......................................................................      $  16,785       $   5,030       $     935
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..................................................          2,144           2,403           2,258
    Amortization of investment premiums/discounts ..................................          3,069           2,415           1,239
    Provision for deferred income taxes ............................................         (1,434)          2,661          (5,880)
    Net realized losses (gains) on investments .....................................            385            (989)         (2,648)
    Policy acquisition costs deferred ..............................................        (47,673)        (28,938)        (11,301)
    Policy acquisition costs amortized .............................................         42,955          19,145          22,548
  Change in operating assets and liabilities:
    Restricted cash ................................................................             --             944             533
    Accrued investment income ......................................................           (962)         (1,217)            186
    Premiums receivable ............................................................         (2,884)         (4,820)         (2,685)
    Reinsurance balances ...........................................................         41,888             948         (39,825)
    Other assets ...................................................................         (2,015)         (1,657)          1,541
    Unpaid losses and loss adjustment expenses .....................................         12,159          46,576          23,408
    Unearned and advance premiums and policyholder deposits ........................          1,339          10,487          12,921
    Policyholder retention dividends payable .......................................            351          (1,482)         (2,699)
    Accounts payable and accrued expenses ..........................................         13,464           4,936             108
    Income taxes recoverable .......................................................          1,959          (1,683)            225
    Other liability.................................................................          2,072           4,288              --
                                                                                          ---------       ---------       ---------
      Net cash provided by operating activities ....................................         83,602          59,047             864
INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases ......................................................................       (152,524)       (150,070)        (95,138)
    Sales and maturities ...........................................................         63,531          59,952          90,172
  Securities held-to-maturity:
    Purchases ......................................................................        (22,814)        (10,069)             --
    Redemptions and maturities .....................................................          3,224             265              60
  Purchases of property and equipment ..............................................         (1,193)         (2,041)         (2,369)
  Regulatory restricted deposit ....................................................            899            (899)             --
  Sale of other assets .............................................................             --              --              15
                                                                                          ---------       ---------       ---------
      Net cash used in investing activities ........................................       (108,877)       (102,862)         (7,260)
FINANCING ACTIVITIES:
  Insurance deposits--net ..........................................................             --              --       $  42,524
  Proceeds from borrowings .........................................................             --          32,000           5,531
  Payment of note payable ..........................................................         (1,785)         (1,786)         (1,362)
  Purchase of treasury stock .......................................................             (4)             --             (13)
                                                                                          ---------       ---------       ---------
      Net cash (used in) provided by financing activities ..........................         (1,789)         30,214          46,680
                                                                                          ---------       ---------       ---------
      Net (decrease) increase in cash and cash equivalents .........................        (27,064)        (13,601)         40,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................................         38,153          51,754          11,470
                                                                                          ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................      $  11,089       $  38,153       $  51,754
                                                                                          =========       =========       =========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid--interest ..............................................................      $   2,872       $   1,232       $     391
  Cash paid (received)--income taxes ...............................................      $   8,795       $   3,288       $  (6,289)

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

      PRO FORMA INFORMATION--The pro forma unaudited balance sheet information as of December 31, 2005 assumes the conversion of all convertible preferred stock outstanding into common stock upon completion of the initial public offering.

      UNAUDITED PRO FORMA NET EARNINGS PER SHARE--Pro forma basic and diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year plus the number of shares of common stock resulting from the conversion upon the closing of the initial public offering of the outstanding convertible preferred stock (see
Notes 15 and 17).

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
SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In March 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal
2006. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method.
Depending on the future use of share-based payments, the adoption of SFAS No.
123R could have a material effect on the Company's results of operations. Future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS
No. 123 pro forma expense.

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

      Stock insurance companies are subject to statutes related to excess profits for workers' compensation insurance companies. No amounts have been provided for excess profits in the accompanying consolidated financial statements.

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

8. FEDERAL AND STATE INCOME TAXES

      Significant components of income tax expense for the years ended December
31, 2005, 2004 and 2003 are as follows (in thousands):

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
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company accrued a liability of $1.3 million as of
December 1, 2005 related to those matters ($0.8 million was accrued in the fourth quarter of 2005).

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

Earnings per share--Pro forma
  Basic                                                                $    1.72
  Diluted                                                              $    1.72
Weighted-average common shares outstanding--Pro forma
  Basic                                                                    9,558
  Diluted                                                                  9,562

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

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

      The Company's shares are listed on the NASDAQ National Market under the symbol "AMCP." On February 6, 2006, the Company effected a 1-for-2.2904 reverse stock split and immediately prior to the effectiveness of the stock offering, the Company increased the authorized common stock to 45,000,000 shares. As a result of this reverse stock split, $72,000 representing the par value of the reduction in shares issued, was transferred from common stock to additional paid-in capital. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split. At the effective date of the offering, the Company granted five-year options with respect to an aggregate of 758,039 shares at an exercise price equal to the initial public offering price to employees, including officers.

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

21.   RESTATEMENT

      Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2005, management determined that the
Company's consolidated balance sheets as of December 31, 2005 and 2004, and consolidated statements of cash flows for the years ended December 31, 2005 and
2004, should be restated. The consolidated balance sheets are being restated to correct the presentation of $6.4 million and $4.3 million, respectively, of book overdrafts from a reduction in "cash and cash equivalents" to an "other liability" account. The consolidated statements of cash flows for the years ended December 31, 2005 and 2004 are being restated to reflect this correction in accounting for the book overdraft, and result in an increase in "net cash provided by operating activities" of $2.1 million and $4.3 million, respectively. The restatement has no impact on our consolidated statements of operations, the related per share amounts, or the consolidated statements of changes in stockholders' equity.

      A summary of the effects of the restatement on the Company's consolidated balance sheets as of December 31, 2005 and 2004, and consolidated statements of cash flows for the years ended December 31, 2005 and 2004 is as follows:

Consolidated Balance Sheets:

                                      December 31, 2005            December 31, 2004
                                      As                           As
                                  Previously                   Previously
                                   Reported    As Restated      Reported     As Restated
                                  ------------------------     ----------------------------
   Cash and cash equivalents       $  4,729       11,089        $ 33,865       38,153
   Total assets                     583,327      589,687         543,782      548,070
   Other liability                       --        6,360              --        4,288
   Total liabilities                511,346      517,706         485,447      489,735

Consolidated Statements of Cash Flows:

                                                         Year Ended                   Year Ended
                                                      December 31, 2005            December 31, 2004
                                                      As                           As
                                                  Previously                   Previously
                                                   Reported    As Restated      Reported     As Restated
                                                  ------------------------     ----------------------------
   Change in operating assets and liabilities:
        Other liability                            $     --     $  2,072        $     --     $  4,288
   Net cash provided by operating  activities        81,530       83,602          54,759       59,047
   Net increase (decrease) in cash                  (29,136)     (27,064)        (17,889)     (13,601)
   Cash and cash equivalents at beginning of year    33,865       38,153          51,754       51,754
   Cash and cash equivalents at end of period         4,729       11,089          33,865       38,153

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      AmCOMP's management, with the participation of AmCOMP's Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of AmCOMP's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) in connection with the filing of the original Form 10-K for the year ended December 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

      As a result of the restatement described in Note 21 and the related filing of this annual report on Form 10-K/A as of the year ended December 31, 2005, management has re-evaluated the effectiveness of disclosures controls and procedures as of the end of the year covered by this report. In connection with this re-evaluation management considered the control failure that resulted in a presentation error in AmCOMP's financial statements previously filed for the years ended December 31, 2005 and 2004. The error was the result of a book overdraft position being presented as a reduction of "cash and cash equivalents"
rather than as an "other liability" and requires the previously filed financial statements to be restated. Management has concluded that this error was the result of a material weakness in our internal control over financial reporting which management considers to be an integral component of AmCOMP's disclosure controls and procedures. The material weakness in the design of the Company's disclosure controls and procedures was the lack of formal process in place to identify liabilities to financial institutions as a result of book overdraft positions. Management has concluded based on the re-evaluation that AmCOMP's disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness.

      We are not required to provide a report by management assessing the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to provide such a report.

CHANGES IN INTERNAL CONTROL

      There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the most recent fiscal quarter ended December 31,
2005, that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting. Subsequent to
December 31, 2005, the Company implemented a new procedure that includes the review of cash balances by financial institution. This additional internal control over financial reporting has been designed and implemented to address the material weakness identified above.

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
Proxy Statement under the heading "Principal Accounting Fees and Services."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1. Financial Statements as of December 31, 2005 (as restated) and December 31,
2004 (as restated) and for the three years ended December 31, 2005 included in
Part II of this Form 10-K/A:

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

      Schedule II - Condensed Financial Information of Parent Company

      Schedule V - Valuation and Qualifying Accounts

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the Consolidated Financial
Statements or notes thereto.

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
                                                                   ==========  ==========

            See accompanying notes to condensed financial statements

                               AMCOMP INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                  Year Ended December 31,
                                                                                             ----------------------------------
                                                                                               2005         2004         2003
                                                                                             --------     --------     --------

                                                                                                     (In Thousands)

Revenues
Interest income .........................................................................    $  1,955     $  1,676     $  1,141
                                                                                             --------     --------     --------
Expenses
Other operating expenses ................................................................          62          835           46
Interest expense ........................................................................         545          380          410
                                                                                             --------     --------     --------
  Total expenses ........................................................................         607        1,215          456
                                                                                             --------     --------     --------
Income before income taxes and equity in undistributed earnings of consolidated
  subsidiaries...........................................................................       1,348          461          685
Income tax (benefit) expense ............................................................        (279)        (214)         614
Equity in undistributed earnings of consolidated subsidiaries ...........................      15,158        4,355          864
                                                                                             --------     --------     --------
Net Income ..............................................................................    $ 16,785     $  5,030     $    935
                                                                                             ========     ========     ========

            See accompanying notes to condensed financial statements

                               AMCOMP INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
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

                                                  2005%       2004%       2003%
                                                 -----      -----     -----      -----      -----       ----

Statutory federal income tax rate ...........    $ 457       35.0%    $ 157       34.0%     $ 240       35.0%
Increases (reductions) in tax resulting from:
Surplus notes interest income deferred ......     (647)     (49.6)      471      102.2        392       57.2
NOL Florida state tax .......................       --         --      (835)     181.1)        --         --
State tax ...................................     (211)     (16.1)%      (7)      (1.5)       (18)      (2.6)
Other .......................................      122        9.3        --         --         --         --
                                                 -----      -----     -----      -----      -----       ----
                                                 $(279)     (21.4)%   $(214)     (46.4)%    $ 614       89.6%
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

3. EXHIBIT INDEX

      The following is a list of exhibits filed as part of this Form 10-K/A:

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
            10.50 to the Form S-1).

  14        Code of Business Ethics and Conduct (incorporated by reference to
            Exhibit 14 to the Form 10-K)

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

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the 13th day of December, 2006.

                                                   AMCOMP INCORPORATED
                                                      (Registrant)

                                       By:  /s/ Fred R. Lowe
                                           -------------------------------------
                                           Fred R. Lowe
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

      The Company and each of the undersigned do hereby appoint Fred R. Lowe,
Debra Cerre-Ruedisili and Kumar Gursahaney and each of them severally, its or his true and lawful attorney to execute on behalf of the Company and the undersigned any and all amendments to this Annual Report on Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                         Date
        ---------                        -----                         ----

                           Chairman of the Board, President
                           and Chief Executive Officer
/s/ Fred R. Lowe           (principal executive officer)          December 13, 2006
-------------------------
Fred R. Lowe
                           Executive Vice President, Chief
/s/ Debra Cerre-Ruedisili  Operating Officer and Director         December 13, 2006
-------------------------
Debra Cerre-Ruedisili
                           Senior Vice President, Chief
                           Financial Officer and Treasurer
                           (principal financial and accounting
/s/ Kumar Gursahaney       officer)                               December 13, 2006
-------------------------
Kumar Gursahaney

*                          Director                               December 13, 2006
-------------------------
Sam A. Stephens

*                          Director                               December 13, 2006
-------------------------
Paul B. Queally

*                          Director                               December 13, 2006
-------------------------
Sean Traynor

*                          Director                               December 13, 2006
-------------------------
Spencer L. Cullen, Jr.

*                          Director                               December 13, 2006
-------------------------
Donald C. Stewart

* /s/ Fred R. Lowe
---------------------------------
By Fred R. Lowe, Attoreny in Fact

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
            10.50 to the Form S-1).

 14         Code of Business Ethics and Conduct (incorporated by reference to
            Exhibit 14 to the Form 10-K)

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

