Form 10-Q/A
period 2006-03-31
AMCOMP INC /FL
filed 2006-12-15
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

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

================================================================================

                               AMCOMP INCORPORATED

   Item 2.  Management's Discussion and Analysis of Financial

                                       i

                              EXPLANATORY PARAGRAPH

         This Form 10-Q/A for the quarterly period ended March 31, 2006 is being filed for the purpose of restating our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 and our condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. The condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 are being restated to correct the presentation of $3.7 million and $6.4 million, respectively, of book overdrafts from a reduction in "cash and cash equivalents"
to an "other liability" account. The condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are being restated to reflect this correction in accounting for the book overdrafts, and result in a
(reduction) increase in "net cash provided by operating activities" of ($2.6)
million and $2.2 million, respectively. The restatement has no impact on our condensed consolidated statements of operations, the related per share amounts, or the condensed consolidated statements of changes in stockholders' equity.
Conforming changes have been made to the condensed consolidated statements of cash flows included in management's discussion and analysis of the financial condition and results of operations included in this Form 10-Q/A. See Note 9 in the notes to the condensed consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form
10-Q, except in connection with the foregoing.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                              March 31,      December 31,
                                                                                                2006             2005
                                                                                            -------------  ----------------
                                                                                              (as restated - See Note 9)
ASSETS
Investments:
     Fixed maturity securities available-for-sale at fair value (amortized cost of
         $331,602 in 2006 and $300,274 in 2005)                                             $ 323,851         $ 295,664

     Fixed maturity securities held-to-maturity at amortized cost (fair value of
         $48,745 in 2006 and $31,326 in 2005)
                                                                                               49,740            31,793
                                                                                            ---------         ---------
Total investments                                                                             373,591           327,457

Cash and cash equivalents                                                                      26,349            11,089
Restricted cash                                                                                    --                10
Accrued investment income                                                                       4,225             3,992
Premiums receivable - net                                                                     121,693           104,522
Reinsurance recoverable:
     On paid losses and loss adjustment expenses                                                6,050             5,202
     On unpaid losses and loss adjustment expenses                                             83,447            78,659
     On ceding commissions                                                                         --                19
Prepaid reinsurance premiums                                                                    4,810             5,368
Deferred policy acquisition costs                                                              23,773            19,413
Property and equipment - net                                                                    2,403             2,658
Income taxes recoverable                                                                           --             1,166
Deferred income taxes - net                                                                    22,695            20,871
Goodwill, net of accumulated amortization                                                       1,260             1,260
Other assets                                                                                    7,096             8,001
                                                                                            ---------         ---------
TOTAL ASSETS                                                                                $ 677,392         $ 589,687
                                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Policy reserves and policyholders' funds:
         Unpaid losses and loss adjustment expenses                                         $ 319,777         $ 309,857
Unearned and advance premiums                                                                 135,396           115,574
Policyholders' deposits                                                                            --                10
Policyholder retention dividends payable                                                        7,292             6,636
                                                                                            ---------         ---------
         Total policy reserves and policyholders' funds                                       462,465           432,077
Reinsurance payable                                                                             2,110               668
Accounts payable and accrued expenses                                                          40,715            38,565
Notes payable                                                                                  39,589            40,036
Income tax payable                                                                              4,837                --
Other liability                                                                                 3,746             6,360
                                                                                            ---------         ---------
TOTAL LIABILITIES                                                                             553,462           517,706
                                                                                            ---------         ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock (par value $.01; authorized shares 28,000; 15,693 issued; 15,558 in
         2006 and 5,367 in 2005 outstanding)                                                      156                54
Convertible preferred stock series A                                                               --            23,098
Additional paid-in capital                                                                     71,504               536
Retained earnings                                                                              57,403            51,428
     Accumulated other comprehensive loss (net of deferred taxes of $2,820 in 2006
         and $1,678 in 2005)                                                                   (4,934)           (2,936)
Treasury stock (135 shares in 2006 and 2005)                                                     (199)             (199)
                                                                                            ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                                    123,930            71,981
                                                                                            ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 677,392         $ 589,687
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

                        AMCOMP INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                                        STOCKHOLDERS' EQUITY

                               THE THREE MONTHS ENDED MARCH 31, 2006 AND YEAR ENDED DECEMBER 31, 2005
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)

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

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                          Three Months Ended
                                                                                  ----------------------------------
                                                                                     March 31,          March 31,
                                                                                       2006               2005
                                                                                    ------------       ------------
                                                                                      (as restated - see Note 9)
Operating Activities:
     Net income                                                                     $      5,975       $      5,327
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                                       470                516
         Amortization of investment premiums/discounts                                       667                745
         Provision for deferred income taxes                                                (680)               551
         Net realized gains on investments                                                    (1)                80
         Loss on disposal of fixed assets                                                     12                 --
         Policy acquisition costs deferred                                               (15,888)           (15,165)
         Policy acquisition costs amortized                                               11,528              9,228
     Change in operating assets and liabilities:
         Accrued investment income                                                          (233)               (39)
         Premiums receivable                                                             (17,171)           (15,735)
         Reinsurance balances                                                             (3,617)            15,580
         Other assets and liabilities                                                        905               (151)
         Unpaid losses and loss adjustment expenses                                        9,920             (2,215)
         Unearned and advance premiums and policyholder deposits                          19,812             17,814
         Policyholder retention dividends payable                                            656               (295)
         Accounts payable and accrued expenses                                             2,150              2,393
         Income tax recoverable                                                            6,003              2,340
         Other liability                                                                  (2,614)             2,176
                                                                                    ------------       ------------

             Net cash provided by operating activities                                    17,894             23,150

Investing Activities:
     Securities available-for-sale:
         Purchases                                                                       (47,572)           (36,199)
         Sales and maturities                                                              2,099              8,038
     Securities held-to-maturity
         Purchases                                                                        (6,044)            (5,678)
         Maturities                                                                        1,575                240
     Purchases of property plant and equipment                                              (227)               (81)
     Restricted cash                                                                          10                900
                                                                                    ------------       ------------

             Net cash used in investing activities                                       (50,159)           (32,780)

Financing Activities:
     Proceeds from initial public offering, net of offering costs of $2,341               47,972                 --
     Purchase of treasury stock                                                               --                 (4)
     Payment of note payable                                                                (447)              (446)
                                                                                    ------------       ------------

             Net cash provided by (used in) financing activities                          47,525               (450)
                                                                                    ------------       ------------

Net decrease in cash                                                                      15,260            (10,080)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          11,089             38,153
                                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     26,349             28,073
                                                                                    ============       ============

Supplemental Cash Flow Data:
     Cash paid - interest                                                           $        830                651
                                                                                    ============       ============
     Cash paid - income taxes                                                       $        601                  1
                                                                                    ============       ============

            See notes to condensed consolidated financial statements.

                      AMCOMP INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("United States") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of AmCOMP, AmCOMP Preferred Insurance Company
("AmCOMP Preferred"), Pinnacle Administrative, Inc. ("Pinnacle Administrative"),
Pinnacle Benefits, Inc. ("Pinnacle Benefits"), AmCOMP Assurance Corporation
("AmCOMP Assurance") and AmServ Incorporated ("AmServ"). All intercompany accounts and transactions have been eliminated in consolidation.

         Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2006.

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

         Upon adoption of SFAS 123R, the Company continued to use the
Black-Scholes valuation model for valuing all stock option. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. As a result of the adoption of SFAS 123R, the Company recognized approximately $92,000 of stock option compensation expense in the three months ended March 31, 2006. Basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by less than $0.01.

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

         Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application transition method. Under modified prospective method, all employee stock options granted since or vesting after January 1,
2006, are being expensed over the stock option vesting period based on the fair value at the date the options were granted. Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation. As a result of the adoption of SFAS No. 123R, the Company recognized approximately $92,000 of stock option compensation expense in the three months ended March 31, 2006. As of March 31, 2006, total unrecognized compensation expense related to non-vested stock options was approximately $2.4 million. This cost is expected to be recognized over the weighted average period of 1.8 years.

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
                                                =========          =========

         As of March 31, 2006, and December 31, 2005, options to purchase
586,164 and 588,453 shares were exercisable. The weighted average remaining contractual lives of the exercisable options are 1.0 years and 1.3 years as of
March 31, 2006 and December 31, 2005, respectively. The per-share weighted average grant date fair value of options granted in the three months ended March

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

                                       Specific              Aggregate
Accident Year                         Retention              Retention
-------------                         ---------              ---------
1989 and 1990                             $ 300              Unlimited
1991 through 1993                           500              Unlimited
1994                                        400              Unlimited
1995                                        400               $ 28,000
1996                                        400              Unlimited
1997                                        500              Unlimited
1998                                        500              Unlimited
1999                                        500              Unlimited
2000                                        250              Unlimited
2001                                        250              Unlimited
2002(a)                                     500              Unlimited
2003                                      1,000              Unlimited
2004(b)                                   1,000              Unlimited
2005                                      2,000              Unlimited
2006                                      2,000              Unlimited

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

5.       UNPAID LOSSES AND LAE

         The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying condensed consolidated balance sheets as (in thousands):

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
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had an accrued liability of $1.2 million and $1.3 million as of March 31, 2006 and December 31, 2005 related to those matters.

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

9.       RESTATEMENT

         Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended March 31, 2006, management determined that the Company's condensed consolidated balance sheets as of March
31, 2006 and December 31, 2005, and condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, should be restated.
The condensed consolidated balance sheets are being restated to correct the presentation of $3.7 million and $6.4 million, respectively, of book overdrafts from a reduction in "cash and cash equivalents" to an "other liability" account.
The condensed consolidated statements of cash flows for the three months ended
March 31, 2006 and 2005 are being restated to reflect this correction in accounting for the book overdraft, and result in a (reduction) increase in "net cash provided by operating activities" of ($2.6) million and $2.2 million, respectively. The restatement has no impact on our condensed consolidated statements of operations, the related per share amounts, or the condensed consolidated statements of changes in stockholders' equity.

         A summary of the effects of the restatement on the Company's condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, and condensed consolidated statements of cash flows for the three months ended March
31, 2006 and 2005 is as follows:

Condensed Consolidated Balance Sheets:

                                           March 31, 2006                   December 31, 2005
                                      As                                  As
                                  Previously                          Previously
                                   Reported          As Restated       Reported          As Restated
                                  --------------------------------  ---------------------------------
Cash and cash equivalents           $ 22,603            $ 26,349        $  4,729            $ 11,089
Total assets                         673,646             677,392         583,327             589,687
Other liability                         --                 3,746            --                 6,360
Total liabilities                    549,716             553,462         511,346             517,706

Condensed Consolidated Statements of Cash Flows:

                                                       Three Months Ended                Three Months Ended
                                                         March 31, 2006                    March 31, 2005
                                                     As                                As
                                                 Previously                        Previously
                                                  Reported       As Restated        Reported        As Restated
                                                 -----------------------------  ---------------------------------
Change in operating assets and liabilities:
     Other liability                               $   --           $ (2,614)        $   --            $  2,176
Net cash provided by operating activities            20,508           17,894           20,974            23,150
Net increase (decrease) in cash                      17,874           15,260          (12,256)          (10,080)
Cash and cash equivalents at beginning of
period                                                4,729           11,089           33,865            38,153
Cash and cash equivalents at end of period           22,603           26,349           21,609            28,073

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED
FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES APPEARING IN OUR ANNUAL REPORT
ON FORM 10-K/A AND ELSEWHERE IN THIS REPORT.

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS REFLECTS THE
RESTATEMENT DESCRIBED IN NOTE 9 TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future. There were no changes from Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, except as noted below.

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

                                                     For the Three Months Ended
                                                              March 31,
                                                              ---------
                                                       2006              2005
                                                       ----              ----

Cash and cash equivalents provided by (used in):
Operating activities                               $   17,894        $   23,150
Investing activities                                  (50,169)          (32,780)
Financing activities                                   47,525              (450)
                                                   ----------        ----------
Change in cash and cash equivalents                $   15,260        $  (10,080)
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

                                                                                     Percentage of
                                                 Carrying                              Carrying
                                                Amount and        Yield to            Amount and
                                              Market Value(1)     Maturity          Market Value(1)
                                              ---------------     --------          ---------------
                                                               (Dollars in thousands)
Bonds:(2)
U.S. government                                $      37,839           4.9%                   9.5%
Agencies                                              44,607           5.2                   11.2
Municipalities(3)                                     48,896           5.3                   12.2
Corporate "A" rated and above                        162,296           5.3                   40.6
Corporate "BBB"/"Baa" rated                           19,514           5.8                    4.9
Mortgage-backed securities                            60,439           5.3                   15.0
                                               -------------   -----------          -------------
Total Bonds                                    $     373,591           5.3%                  93.4%
                                               -------------   -----------          -------------
Cash and cash equivalents and short-term
investments                                    $      26,349           4.9                    6.6%
                                               -------------   -----------          -------------
Total                                          $     399,940          5.3%                  100.0%
                                               -------------   -----------          -------------

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
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had an accrued liability of $1.2 million and $1.3 million as of March 31, 2006 and December 31, 2005, related to those matters.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends,"
"plans," "projects," believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed under the section entitled "Business--Risks
Related to Our Business and Industry." in our Annual Report on Form 10K filed with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         AmCOMP's management, with the participation of AmCOMP's Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of AmCOMP's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) in connection with the filing of the original Form 10-Q for the quarter ended March 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

         As a result of the restatement described in Note 9 and the related filing of this quarterly report on Form 10-Q/A as of the quarter ended March 31,
2006, management has re-evaluated the effectiveness of disclosures controls and procedures as of the end of the period covered by this report. In connection with this re-evaluation management considered the control failure that resulted in a presentation error in AmCOMP's financial statements previously filed for the year ended December 31, 2005 and the quarter ended March 31, 2006. The error was the result of a book overdraft position being presented as a reduction of
"cash and cash equivalents" rather than as an "other liability" and requires the previously filed financial statements to be restated. Management has concluded that this error was the result of a material weakness in our internal control over financial reporting which management considers to be an integral component of AmCOMP's disclosure controls and procedures. The material weakness in the design of the Company's disclosure controls and procedures was the lack of formal process in place to identify liabilities to financial institutions as a result of book overdraft positions. Management has concluded based on the re-evaluation that AmCOMP's disclosure controls and procedures were not effective as of March 31, 2006 because of the material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the most recent fiscal quarter ended March 31,
2006, that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting. Subsequent to March
31, 2006, the Company implemented a new procedure that includes the review of cash balances by financial institution. This additional internal control over financial reporting has been designed and implemented to address the material weakness identified above.

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

