Form 10-Q/A
period 2006-06-30
AMCOMP INC /FL
filed 2006-12-15
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
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

                             EXPLANATORY PARAGRAPH

         This Form 10-Q/A for the quarterly  period ended June 30, 2006 is being filed for the purpose of restating our condensed  consolidated balance sheets as of June 30, 2006 and December 31, 2005 and our condensed consolidated statements of cash flows for the six months  ended June 30,  2006 and 2005.  The  condensed consolidated  balance sheets as of June 30, 2006 and December 31, 2005 are being restated  to  correct  the  presentation  of  $4.0  million  and  $6.4  million, respectively, of book overdrafts from a reduction in "cash and cash equivalents"
to an "other liability" account. The condensed  consolidated  statements of cash flows for the six months  ended  June 30,  2006 and 2005 are being  restated  to reflect this correction in accounting for the book  overdrafts,  and result in a
(reduction)  increase in "net cash provided by operating  activities"  of ($2.3)
million and $2.1 million,  respectively.  The  restatement  has no impact on our condensed consolidated statements of operations,  the related per share amounts, or the consolidated  statements of changes in stockholders'  equity.  Conforming changes have been made to the  condensed  consolidated  statements of cash flows included in management's  discussion and analysis of the financial condition and results of operations  included in this Form 10-Q/A. See Note 11 in the notes to the condensed consolidated financial statements for further information relating to the  restatement.  This  Form  10-Q/A  has not been  updated  for  events  or information  subsequent to the date of filing of the original Form 10-Q,  except in connection with the foregoing.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                         AMCOMP INCORPORATED AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                         June 30,        December 31,
                                                                                           2006              2005
                                                                                       -----------       -----------
                                                                                         (as restated - see Note 11)
Assets
Investments:
    Fixed maturity securities available-for-sale at fair value (amortized
    cost of $336,315 in 2006 and $300,274 in 2005)                                      $ 326,631         $ 295,664
    Fixed maturity securities held-to-maturity at amortized cost (fair value
    of $63,369 in 2006 and $31,326 in 2005)                                             $  65,152         $  31,793
                                                                                        ---------         ---------
Total investments                                                                         391,783           327,457
Cash and cash equivalents                                                                  13,782            11,089
Restricted cash                                                                              --                  10
Accrued investment income                                                                   4,754             3,992
Premiums receivable - net                                                                 115,612           104,522
Reinsurance recoverable:
    On paid losses and loss adjustment expenses                                             2,593             5,202
    On unpaid losses and loss adjustment expenses                                          74,432            78,659
    On ceding commissions                                                                    --                  19
Prepaid reinsurance premiums                                                                4,115             5,368
Deferred policy acquisition costs                                                          22,989            19,413
Property and equipment - net                                                                2,181             2,658
Income taxes recoverable                                                                      707             1,166
Deferred income taxes - net                                                                24,149            20,871
Goodwill, net of accumulated amortization                                                   1,260             1,260
Other assets                                                                                7,533             8,001
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $ 665,890         $ 589,687
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Policy reserves and policyholders' funds:
    Unpaid losses and loss adjustment expenses                                          $ 317,553         $ 309,857
    Unearned and advance premiums                                                         128,269           115,574
    Policyholders' deposits                                                                  --                  10
    Policyholder retention dividends payable                                                7,379             6,636
                                                                                        ---------         ---------
        Total policy reserves and policyholders' funds                                    453,201           432,077
Reinsurance payable                                                                         2,707               668
Accounts payable and accrued expenses                                                      38,849            38,565
Notes payable                                                                              39,143            40,036
Other liability                                                                             4,047             6,360
                                                                                        ---------         ---------
TOTAL LIABILITIES                                                                         537,947           517,706
                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock (par value $.01; authorized shares 28,000; 15,697 in 2006 and
5,502 in 2005 issued; 15,562 in 2006 and 5,367 in 2005 outstanding)                           156                54
Convertible preferred stock series A                                                         --              23,098
Additional paid-in capital                                                                 71,687               536
Retained earnings                                                                          62,410            51,428
Accumulated other comprehensive loss (net of deferred taxes of $3,632 in
2006 and $1,678 in 2005)                                                                   (6,111)           (2,936)
Treasury stock (135 shares in 2006 and 2005)                                                 (199)             (199)
                                                                                        ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                                127,943            71,981
                                                                                        ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 665,890         $ 589,687
                                                                                        ---------         ---------

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

                                                AMCOMP INCORPORATED AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                          Accumulated
                                                        Convertible   Additional                             Other
                                             Common      Preferred     Paid-In    Treasury    Retained   Comprehensive Stockholders'
                                              Stock   Stock Series A   Capital     Stock      Earnings       Income      Equity
                                           -----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004               $     54     $ 23,098      $    536    $  (195)    $ 34,643   $     199     $  58,335
                                           -----------------------------------------------------------------------------------------

Net income                                     --           --            --         --         16,785        --          16,785

Unrealized loss on investments (net of
tax benefit of $1,789)                         --           --            --         --           --        (3,135)       (3,135)
                                                                                                                       -------------

Comprehensive income                           --           --            --         --           --          --          13,650

Purchase of treasury stock                     --           --            --           (4)        --          --              (4)
                                           -----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005                     54       23,098           536       (199)      51,428      (2,936)       71,981
                                           -----------------------------------------------------------------------------------------

Net income                                     --           --            --         --         10,982        --          10,982

Unrealized loss on investments (net of
tax benefit of $1,962)                         --           --            --         --           --        (3,175)       (3,175)

                                                                                                                       -------------
Comprehensive income                           --           --            --         --           --          --           7,807

Conversion of Series A Preferred into
Common Stock                                     42      (23,098)       23,056       --           --          --           --

Stock issued during intial public
offering (net of offering costs
of $2,341)                                       60         --          47,912       --           --          --          47,972

Stock option compensation expense              --           --             183       --           --          --             183

                                           -----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2006                   $    156     $   --        $ 71,687    $  (199)    $ 62,410   $  (6,111)    $ 127,943
                                           -----------------------------------------------------------------------------------------

                                      See notes to condensed consolidated financial statements.

                                    AMCOMP INCORPORATED AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                    Six Months Ended
                                                                              ----------------------------
                                                                              June 30,           June 30,
                                                                                2006               2005
                                                                              --------           --------
Operating Activities:                                                         (as restated - see Note 11)

    Net income                                                                $ 10,982           $ 10,547
Adjustments to reconcile net income to
net cash provided by operating activities:
        Depreciation and amortization                                              908              1,138
        Amortization of investment premiums/discounts                            1,326              1,475
        Stock option expense                                                       183               --
        Provision for deferred income taxes                                     (1,317)             1,110
        Net realized losses on investments                                         197                418
        Loss on disposal of fixed assets                                            11               --
        Policy acquisition costs deferred                                      (27,485)           (25,410)
        Policy acquisition costs amortized                                      23,909             19,766
    Change in operating assets and liabilities:
        Accrued investment income                                                 (762)              (448)
        Premiums receivable                                                    (11,090)            (8,970)
        Reinsurance balances                                                    10,147             16,124
        Other assets and liabilities                                               468                 69
        Unpaid losses and loss adjustment expenses                               7,696              3,019
        Unearned and advance premiums and policyholder deposits                 12,685              9,015
        Policyholder retention dividends payable                                   743                200
        Accounts payable and accrued expenses                                      284              2,835
        Income tax recoverable                                                     459              1,334
        Other liability                                                         (2,313)             2,074

            Net cash provided by operating activities                           27,031             34,296

Investing Activities:
    Securities available-for-sale:
        Purchases                                                              (63,191)           (74,473)
        Sales and maturities                                                    12,106             24,275
    Securities held-to-maturity
        Purchases                                                              (23,663)            (8,685)
        Maturities                                                               3,762              1,064
    Purchases of property plant and equipment                                     (441)              (591)
    Restricted cash                                                                 10                899
                                                                              --------           --------
            Net cash used in investing activities                              (71,417)           (57,511)

Financing Activities:
    Proceeds from initial public offering, net of offering costs of $2,341      47,972               --
    Purchase of treasury stock                                                    --                   (4)
    Payment of note payable                                                       (893)              (893)
                                                                              --------           --------
            Net cash provided by (used in) financing activities                 47,079               (897)
                                                                              --------           --------
Net increase (decrease) in cash                                                  2,693            (24,112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                11,089             38,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 13,782           $ 14,041
                                                                              ========           ========

Supplemental Cash Flow Data:
    Cash paid - interest                                                      $  1,686           $  1,343
                                                                              --------           --------
    Cash paid - income taxes                                                  $  6,342           $  4,321
                                                                              --------           --------

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

         In June 2005, the FASB directed the staff to issue the proposed FASB
Staff Proposal ("FSP") Emerging Issues Task Force ("EITF") Issue 03-1-1 as final and retitled it as FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment
and its Application to Certain Investments. It replaces certain guidance in EITF
03-1-1, The Meaning of Other-Than-Temporary Impairment and its Application to
Certain Investments, and clarifies that an impairment should be recognized as a loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell the investment has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy regarding other-than-temporary impairments complies with FSP FAS 115-1, and therefore the adoption of this standard did not have a significant impact on our net income or equity.

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

                                                                           Three Months            Six Months
                                                                               Ended                  Ended
                                                                           June 30, 2005          June 30, 2005
                                                                           -------------          -------------
Net Income:                                                                $       5,220          $      10,547
  Deduct: total stock based employee compensation expense
  determined under fair value based method for all awards -
  net of related tax effects                                                          (9)                   (18)
                                                                           -------------          -------------
Pro forma net income                                                       $       5,211          $      10,529
                                                                           =============          =============
      Basic earnings per share - as reported                               $        0.97          $        1.96
                                                                           =============          =============
      Basic earnings per share - pro forma                                 $        0.97          $        1.96
                                                                           =============          =============
      Diluted earnings per share - as reported                             $        0.55          $        1.11
                                                                           =============          =============

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

                                         Three Months Ended                       Six Months Ended
                                            June 30, 2006                           June 30, 2006
                                       Employees, Directors, and               Employees, Directors, and
                                              Executives                              Executives
                                      ----------------------------           ----------------------------
                                       Average                                 Average
                                       Exercise          Number of             Exercise         Number of
                                        Price             Shares                Price            Shares

Outstanding-beginning balance         $    9.95         1,441,729            $   11.12           645,579

Granted                                   10.40            20,000                 9.03           818,442

Exercised                                  9.32           (43,660)                9.32           (43,660)

Forfeited                               --                   --                   9.30            (2,292)
                                      ----------------------------           ----------------------------
Outstanding-June 30, 2006             $    9.98         1,418,069            $    9.98         1,418,069
                                      ============================           ============================

         As of June 30, 2006, and December 31, 2005, options to purchase 542,504 and 588,453 shares were exercisable. The weighted average remaining contractual lives of the exercisable options are 0.8 years and 1.3 years as of June 30, 2006 and December 31, 2005, respectively. The per-share weighted average grant date fair value of options granted in the three months and six months ended June 30,
2006 was $3.43 and $3.05, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations: zero expected dividend yield, 4.56% risk-free interest rate, 5 year expected life, and 28.2% volatility. Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees. No options were granted in 2005. As of June 30, 2006 the aggregate intrinsic value of options outstanding and options exercisable was approximately $512,000 and
$81,000, respectively.

                                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                -------------------------------------------  ------------------------------------------
                                                     Weighted
                                                      Average     Weighted
                                    Number           Remaining    Average
                                Outstanding at      Contractual   Exercise   Number Exercisable at    Weighted Average
Range of Exercise Prices        June 30, 2006          Life        Price         June 30, 2006         Exercise Price
------------------------        --------------      -----------  ----------  ---------------------    -----------------
          $0.00 - $ 8.99                86,993            1.54   $    8.83                  62,615    $           8.84
           9.00 -   9.99             1,038,199            3.77        9.07                 207,012                9.32
          10.00 -  14.00               292,877            1.07       13.51                 272,877               13.74
                                --------------      -----------  ----------  ---------------------    -----------------
                                     1,418,069            3.08   $    9.98                 542,504    $          11.49
                                ==============      ===========  =========-  =====================    =================

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

                                                                           Gross          Gross
                                                         Amortized      Unrealized      Unrealized
                                                            Cost           Gains          Losses       Fair Value
                                                       -----------------------------------------------------------
Available-for-sale securities at June 30, 2006:
  U.S. Treasury securities                                $ 34,102        $    570        $  1,140        $ 33,532
  Agency                                                    44,333               4             955          43,382
  Municipalities                                            64,079               -           1,841          62,238
  Corporate debt securities                                184,940               3           5,977         178,966
  Mortgage-backed securities                                 8,861               2             350           8,513
                                                       -----------------------------------------------------------
Total fixed maturity securities                           $336,315        $    579        $ 10,263        $326,631
                                                       ===========================================================

Held-to-maturity securities at June 30, 2006:
                                                       -----------------------------------------------------------
  Mortgage-backed securities                              $ 65,152          $    -        $  1,783        $ 63,369
                                                       ===========================================================

Available-for-sale securities at December 31, 2005:
  U.S. Treasury securities                                $ 38,136        $  1,094        $    636        $ 38,594
  Agency                                                    29,895               9             580          29,324
  Municipalities                                            44,472               -             781          43,691
  Corporate debt securities                                476,180              68           3,577         172,671
  Mortgage-backed securities                                11,591               2             209          11,384
                                                       -----------------------------------------------------------
  Total fixed maturity securities                         $300,274        $  1,173        $  5,783        $295,664
                                                       ===========================================================

Held-to-maturity securities at December 31, 2005:
                                                       -----------------------------------------------------------
  Mortgage-backed securities                              $ 31,793          $    -        $    467        $ 31,326
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

6.       UNPAID LOSSES AND LAE

         The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying condensed consolidated balance sheets (in thousands):

                                                                        Six Months    Twelve Months
                                                                           Ended          Ended
                                                                          June 30,     December 31,
                                                                            2006           2005
                                                                         ---------      ---------
                                                                          (Dollars in thousands)
Unpaid losses and LAE at beginning of period                             $ 309,857      $ 297,698
Less reinsurance recoverables on unpaid losses                              78,659        107,155
                                                                         ---------      ---------
Net unpaid losses and LAE at beginning of the period                     $ 231,198      $ 190,543
                                                                         ---------      ---------

Losses and LAE, net of reinsurance, incurred in:
     Current year                                                        $  89,969      $ 168,355
     Prior years                                                           (11,920)       (24,692)
                                                                         ---------      ---------
Total net losses and LAE incurred                                        $  78,049      $ 143,663
                                                                         ---------      ---------

Deduct payments for losses and LAE, net of reinsurance
related to:
     Current year                                                        $  18,357      $  48,299
     Prior years                                                            47,769         54,709
                                                                         ---------      ---------

Total net payments for losses and LAE during the current
period                                                                   $  66,126      $ 103,008
                                                                         ---------      ---------

Ending unpaid losses and LAE, net of reinsurance                         $ 243,121      $ 231,198
Reinsurance recoverable on unpaid losses and LAE                            74,432         78,659
                                                                         ---------      ---------
Ending unpaid losses and LAE, gross of reinsurance                       $ 317,553      $ 309,857
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

9.         FEDERAL AND STATE INCOME TAXES

         Significant components of income tax expense (benefit) for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

                                                        Three Months Ended                Six Months Ended
                                                    --------------------------       --------------------------
                                                     June 30,       June 30,          June 30,       June 30,
                                                       2006           2005              2006           2005
                                                    --------------------------       --------------------------
Current expense
  Federal                                              $2,494         $2,692            $6,131        $5,132
  State                                                   227            367               630           531
                                                    --------------------------       --------------------------
    Total current tax expense                          $2,721         $3,059            $6,761        $5,663
Deferred expense (benefit)
  Federal                                              $(554)          $ 564            $(891)        $1,011
  State                                                  (78)            257             (426)            99
                                                    --------------------------       --------------------------
    Total deferred tax expense (benefit)                (632)            821           (1,317)         1,110
                                                    --------------------------       --------------------------
Income tax expense                                     $2,089         $3,880            $5,444        $6,773
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

                                                                  Three Months Ended               Six Months Ended
                                                                ------------------------        -----------------------
                                                                June 30,        June 30,        June 30,       June 30,
                                                                  2006            2005            2006            2005
Numerator:
    Net income attributable to common stockholders              $ 5,007         $ 5,220         $10,982         $10,547
                                                                =======         =======         =======         =======
Denominator:
    Weighted-average shares outstanding (denominator
    for basic earnings per share)                                15,559           5,367          13,306           5,367
    Plus effect of dilutive securities:
         Convertible preferred stock                               --             4,191             926           4,191
         Employee stock options                                      25               5               9               5
                                                                -------         -------         -------         -------

    Weighted-average shares and assumed conversions
    (denominator for diluted earnings per share)                 15,584           9,563          14,241           9,563
                                                                =======         =======         =======         =======
Basic earnings per share                                        $  0.31         $  0.97         $  0.83         $  1.96
                                                                =======         =======         =======         =======
Diluted earnings per share                                      $  0.31         $  0.55         $  0.77         $  1.11
                                                                -------         -------         -------         -------

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

11.      RESTATEMENT

         Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended June 30, 2006, management determined that the Company's condensed consolidated balance sheets as of June
30, 2006 and December 31, 2005, and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, should be restated. The condensed consolidated balance sheets are being restated to correct the presentation of $4.0 million and $6.4 million, respectively, of book overdrafts from a reduction in "cash and cash equivalents" to an "other liability" account.
The condensed consolidated statements of cash flows for the six months ended
June 30, 2006 and 2005 are being restated to reflect this correction in accounting for the book overdrafts, and result in a (reduction) increase in "net cash provided by operating activities" of ($2.3) million and $2.1 million, respectively. The restatement has no impact on our condensed consolidated statements of operations, the related per share amounts, or the condensed consolidated statements of changes in stockholders' equity.

         A summary of the effects of the restatement on the Company's condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, and condensed consolidated statements of cash flows for the six months ended June
30, 2006 and 2005 is as follows:

Condensed Consolidated Balance Sheets:

                                             June 30, 2006                       December 31, 2005
                                        As                                     As
                                    Previously                             Previously
                                     Reported         As Restated           Reported          As Restated
                                    ----------------------------------------------------------------------
Cash and cash equivalents            $  9,735            $ 13,782            $  4,729            $ 11,089
Total assets                          661,843             665,890             583,327             589,687
Other liability                          --                 4,047                --                 6,360
Total liabilities                     533,900             537,947             511,346             517,706

Condensed Consolidated Statements of Cash Flows:

                                                        Six Months Ended                  Six Months Ended
                                                          June 30, 2006                     June 30, 2005
                                                      As                                 As
                                                  Previously                         Previously
                                                   Reported      As Restated          Reported       As Restated
                                                  --------------------------------------------------------------
Change in operating assets and liabilities:
     Other liability                               $   --           $ (2,313)         $   --            $  2,074
Net cash provided by operating activities            29,344           27,031            32,222            34,296
Net increase (decrease) in cash                       5,006            2,693           (26,186)          (24,112)
Cash and cash equivalents at beginning of
period                                                4,729           11,089            33,865            38,153
Cash and cash equivalents at end of period            9,735           13,782             7,679            14,041

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

                                           For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                                     Increase                                 Increase
                                                                    (decrease)                               (decrease)
                                                                     2006 Over                                2006 Over
                                            2006           2005         2005         2006           2005        2005
                                         ---------      ---------    ---------    ---------      ---------   ---------
                                                   (Dollars in thousands)                 (Dollars in thousands)
SELECTED FINANCIAL DATA:
Gross premiums written                   $  64,491      $  60,073         7.4%    $ 154,031      $ 148,125         4.0%
Net premiums written                        62,041         57,225         8.4       148,737        144,401         3.0
Gross premiums earned                       71,564         68,852         3.9       140,429        138,551         1.4

Net premiums earned                         68,388         64,002         6.9       134,358        125,089         7.4
Net investment income                        4,228          3,013        40.3         8,271          5,042        64.0
Net realized investment loss                  (198)          (338)      (41.4)         (197)          (418)      (52.9)
Other income                                   106             82        29.3           191            168        13.7
                                         ---------      ---------    ---------    ---------      ---------   ---------
Total revenue                            $  72,524      $  66,759         8.6     $ 142,623      $ 129,881         9.8
Losses and loss adjustment expenses         40,582         33,251        22.0        78,049         69,786        11.8
Policy acquisition expenses                 11,555         11,805        (2.1)       24,369         21,222        14.8
Underwriting and other expenses              9,843          9,618         2.3        16,830         15,878         6.0
Dividends to policyholders                   2,580          2,284        13.0         5,243          4,274        22.7
Interest expense                               868            701        23.8         1,706          1,401        21.8
Federal and state income taxes               2,089          3,880       (46.2)        5,444          6,773       (19.6)
                                         ---------      ---------    ---------    ---------      ---------   ---------
Net income                               $   5,007      $   5,220        (4.1)    $  10,982      $  10,547         4.1
                                         ---------      ---------    ---------    ---------      ---------   ---------

KEY FINANCIAL RATIOS:
Net loss ratio                               59.3%          52.0%                     58.1%          55.8%
Net policy acquisition expense ratio         17.0%          18.4%                     18.2%          17.0%
Underwriting and other expense ratio         14.3%          15.0%                     12.5%          12.7%
                                         ---------      ---------                 ---------      ---------
Net combined ratio, excluding
policyholder dividends                       90.6%          85.4%                     88.8%          85.5%
                                         ---------      ---------                 ---------      ---------
Dividend ratio                                3.8%           3.6%                      3.9%           3.4%
                                         ---------      ---------                 ---------      ---------
Net combined ratio, including
policyholder dividends                       94.4%          89.0%                     92.7%          88.9%
                                         ---------      ---------                 ---------      ---------

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

         For the six months ended June 30, 2006, net investment income increased
$3.2 million or 64.0%. At June 30, 2006, the investment portfolio increased
$64.3 million over December 31, 2005. The increase was comprised of purchases, net of sales and maturities, of $71.0 million offset by realized and unrealized losses and amortization of purchase premium of $6.7 million. The additional funds available for investment were provided by $48.0 million of net IPO proceeds and $27.0 million in net cash provided from operating activities.

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

                                                        For the Six Months
                                                           Ended June 30,
                                                    ----------------------------
                                                      2006               2005
                                                    ---------          ---------
                                                     (as restated - see Note 11)
Cash and cash equivalents provided by (used in):
Operating activities                                $ 27,031           $ 34,296
Investing activities                                 (71,417)           (57,511)
Financing activities                                  47,079               (897)
                                                    --------           --------
Change in cash and cash equivalents                 $  2,693           $(24,112)
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

                                                                                              Percentage of
                                                       Carrying                                  Carrying
                                                      Amount and              Yield to          Amount and
                                                    Market Value(1)           Maturity        Market Value
                                                    ---------------           --------        ---------------
                                                                     (Dollars in thousands)
Bonds:(2)
U.S. government                                        $ 33,532                 5.2%                 8.3%
Agencies                                               $ 43,382                 5.6%                10.7%
Municipalities(3)                                      $ 62,238                 5.7%                15.3%
Corporate "A" rated and above                          $165,895                 5.8%                40.9%
Corporate "BBB"/"Baa" rated                            $ 13,071                 6.2%                 3.2%
Mortgage-backed securities                             $ 73,665                 5.6%                18.2%
                                                       --------                 ---                -----
Total Bonds                                            $391,783                 5.8%                96.6%
                                                       --------                 ---                -----
Cash and cash equivalents and short term
investments                                            $ 13,782                 4.4%                 3.4%
                                                       --------                 ---                -----
Total                                                  $405,565                 5.8%               100.0%
                                                       --------                 ---                -----

(1)      Carrying amount is amortized cost for bonds held-to-maturity and short-term investments. Carrying value is market value for bonds available-for-sale and common stock. As of June 30, 2006, $326.6 million of our bonds was classified as available-for-sale and $65.2 million was classified as held-to-maturity.

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

                                                      Unrealized      Number of
                                      Fair Value         Losses         Issues
                                       --------         --------      --------
                                                    (In thousands)
Less than 12 months:
U.S. Treasury securities               $ 15,723         $   (505)           14
Agency                                   23,279             (391)            9
Municipalities                           20,903             (462)            6
Corporate debt securities               102,333           (3,241)           73
Mortgage-backed securities               54,020           (1,236)           21
                                       --------         --------      --------
Total                                  $216,258         $ (5,835)          123
                                       ========         ========      ========
Greater than 12 months:
U.S. Treasury securities               $ 12,223         $   (636)           14
Agency                                   19,998             (568)           16
Municipalities                           36,325           (1,379)           26
Corporate debt securities                72,985           (2,729)           68
Mortgage-backed securities               17,821             (899)           14
                                       --------         --------      --------
Total                                  $159,352         $ (6,211)          138
                                       ========         ========      ========
Total fixed maturity securities:
U.S. Treasury securities               $ 27,946         $ (1,141)           28
Agency                                   43,277             (959)           25
Municipalities                           57,228           (1,841)           32
Corporate debt securities               175,318           (5,970)          141
Mortgage-backed securities               71,841           (2,135)           35
                                       --------         --------      --------
Total fixed maturity securities        $375,610         $(12,046)          261
                                       ========         ========      ========

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         AmCOMP's management, with the participation of AmCOMP's Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of AmCOMP's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) in connection with the filing of the original Form 10-Q for the quarter ended June 30, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

         As a result of the restatement described in Note 11 and the related filing of this quarterly report on Form 10-Q/A as of the quarter ended June 30,
2006, management has re-evaluated the effectiveness of disclosures controls and procedures as of the end of the period covered by this report. In connection with this re-evaluation management considered the control failure that resulted in a presentation error in AmCOMP's financial statements previously filed for the year ended December 31, 2005 and the quarters ended March 31, 2006 and June
30, 2006. The error was the result of a book overdraft position being presented as a reduction of "cash and cash equivalents" rather than as an "other liability" and requires the previously filed financial statements to be restated. Management has concluded that this error was the result of a material weakness in our internal control over financial reporting which management considers to be an integral component of AmCOMP's disclosure controls and procedures. The material weakness in the design of the Company's disclosure controls and procedures was the lack of formal process in place to identify liabilities to financial institutions as a result of book overdraft positions.
Management has concluded based on the re-evaluation that AmCOMP's disclosure controls and procedures were not effective as of June 30, 2006 because of the material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the most recent fiscal quarter ended June 30,
2006, that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting. Subsequent to June
30, 2006, the Company implemented a new procedure that includes the review of cash balances by financial institution. This additional internal control over financial reporting has been designed and implemented to address the material weakness identified above.

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

