Form 10-K
period 2006-12-31
AMCOMP INC /FL
filed 2007-04-02
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------------

                                    FORM 10-K

(Mark One)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                        COMMISSION FILE NUMBER 000-51767

                        --------------------------------

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

                        --------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     --------------------------------------
                     Common Stock, $0.01 par value per share

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                   Yes [   ]               No  [  x ]

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                   Yes [   ]               No  [ x  ]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [ x ]               No  [  ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ x ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes [   ]               No  [ x ]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately
$135,360,000. In determining this figure, the Registrant has assumed that all of the registrant's directors and executive officers are affiliates. This assumption should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at March 12, 2007
--------------------------------------      ------------------------------------
  Common Stock, $0.01 par value per                  15,759,889 shares
                share

                       DOCUMENTS INCORPORATED BY REFERENCE

           Document                              Parts Into Which Incorporated
           --------                              -----------------------------
Proxy Statement for the 2007 Annual                        Part III
Meeting of Stockholders

================================================================================

                                       ii

                               AMCOMP INCORPORATED

                                      INDEX

PART I

PART II

  Item 5.  Market for Registrant's Common Equity, Related Stockholder
  Matters and Issuer Purchases of Equity Securities...........................39

  Item 6.  Selected Financial Data............................................41

  Item 7.  Management's Discussion and Analysis of Financial Condition

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................93

  Item 9A.  Controls and Procedures...........................................93

  Item 9B.  Other Information.................................................93

PART III

  Item 10.  Directors and Executive Officers of the Registrant................94

  Item 11.  Executive Compensation............................................94

  Item 12.  Security Ownership of Certain Beneficial Owners and
  Management..................................................................94

  Item 13.  Certain Relationships and Related Transactions....................94

  Item 14.  Principal Accounting Fees and Services............................94

PART IV

  Item 15.  Exhibits and Financial Statement Schedules........................95

SIGNATURES...................................................................106

                                      iii

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We are a property and casualty insurer incorporated in the state of
Delaware in 1995, specializing in workers' compensation insurance products that include a strong emphasis on value-added services to our policyholders. We offer insurance coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to provide to their employees who are injured in the course of their employment. In this Annual Report on Form 10-K, we use the terms "AmCOMP," "we," "our" and "us" to refer to AmCOMP Incorporated and its subsidiaries.

      We offer these products and services by emphasizing our individual risk underwriting approach, and the loss prevention and claims management services we provide. We target employers that are safety conscious, demonstrate a strong commitment to loss prevention and have a favorable attitude toward the health and safety of their employees. We underwrite these risks on an individual basis, as opposed to following an occupational class-based underwriting approach, and consider many factors such as type of business, nature of operations, risk exposures and other employer-specific conditions. We try to avoid risks that have either a significant potential for severe losses, such as steel erectors, or a reduced opportunity to obtain an adequate rate, such as clerical workers.
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

                                                  December 31,
                                ------------------------------------------------
                                 2006       2005      2004      2003      2002
                                -------   -------   -------   -------   --------
         Policy Count             9,572     9,790     9,599     8,691    10,552
         Average Premium Size   $25,571   $25,115   $25,455   $25,371   $19,989

      Our management embarked on a growth and diversification strategy in 1999.
Until that time, we wrote business only in Florida. After the successful execution of this strategy, we currently focus on 15 states with Florida representing 37.7% of our 2006 direct premiums written. In all of the states in which we operate, a significant portion of total workers' compensation insurance premiums is written by numerous companies that individually have a small market share.

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

         o  LEVERAGE EXISTING INFRASTRUCTURE. Since 1999, we have successfully expanded our operations across 15 targeted states. We have offices in 10 states, each of which we believe has been staffed to accommodate anticipated premium growth. We have grown our workforce
            104.1% since December 31, 1999 from 244 employees to 498 at December
            31, 2006. We believe that these initiatives have given us a fully-built, well-developed scalable infrastructure that will allow us to continue to lower our expense ratio as we grow our premium.

         o  EXPAND IN OUR EXISTING MARKETS. Our market share in each of our states as measured by 2005 direct premiums written does not exceed
            5.0%. Competition in our target markets varies by state and employer size. In all of the states in which we operate, a significant portion of total workers' compensation insurance premiums is written by numerous companies that individually have a small market share.
            We believe that the strength of our risk selection, loss prevention, claims management, and policyholder service positions us to profitably increase our market share in our existing markets.

         o  PRUDENT GEOGRAPHIC EXPANSION. While we are licensed in 23 states, we actively market our insurance in the 15 states that we believe provide the greatest opportunity for near-term profitable growth. We are evaluating a number of states for long term entry potential.
            Possible expansion states in the near term include Arkansas and
            Maryland, subject to compliance with applicable licensing
            requirements. We intend to continue to scrutinize carefully the potential for achieving underwriting profits and adequate returns on capital before expanding our business in existing or new states.

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

      Workers' compensation premiums, which are paid by employers, are determined by the payroll generated by employers, the specific type of work that each employee performs and the employer's historical loss experience. Class codes are established by rating organizations, which categorize the types of tasks performed by employees. Each class code is then assigned a specific dollar rate depending on the propensity of an individual performing that job function to be injured at work. The more likely it is that an individual will be injured at work, based upon the hazards associated with performing that work, the higher the rate and thus the higher the premiums will be.

      DESCRIPTION OF OUR BUSINESS

      The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for each of the last three fiscal years:

                                                Year Ended December 31,
                       ------------------------------------------------------------------------
                               2006                      2005                      2004
                       --------------------      --------------------      --------------------
                                                (Dollars in thousands)
Florida                $100,635       37.7%      $108,995       40.3%      $ 92,278       35.5%
Wisconsin                34,459       12.9         31,572       11.7         27,980       10.8
Texas                    30,241       11.3         25,234        9.3         23,157        8.9
Indiana                  26,193        9.8         32,954       12.2         33,935       13.0
Tennessee                15,912        6.0         19,203        7.1         24,918        9.6
Georgia                  13,072        4.9         12,911        4.8         17,873        6.9
Kentucky                 10,589        4.0         11,869        4.4          9,587        3.7
North Carolina(1)        10,147        3.8          7,693        2.8          8,912        3.4
Virginia                  9,301        3.5          7,847        2.9         10,562        4.1
Illinois(2)               7,932        3.0          4,665        1.7          2,179        0.8
South Carolina            7,629        2.9          6,808        2.5          8,341        3.2
Other States                717        0.2            580        0.3            451        0.1
                       --------      -----       --------      -----       --------      -----
TOTAL                  $266,827      100.0%      $270,331      100.0%      $260,173      100.0%
                       ========      =====       ========      =====       ========      =====

(1)   We were subject to a $12.0 million cap on written premiums during the
      2002-2004 periods. Effective July 6, 2005, the cap was removed.

(2)   We were subject to a $2.5 million cap on written premiums in 2004. In
      2005, the cap was raised to $9.0 million. Effective January 1, 2006, the cap was removed.

      We have created a decentralized operating structure that we believe fully supports our philosophy of local people doing business with local people. When entering a new state, we first seek out qualified candidates who have developed relationships with independent insurance agents and businesses in the geographic area into which we would like to expand. Local management establishes its own underwriting targets and operating budgets, which are ultimately approved by our executive management. This bottom-up framework is important to our success, as we believe that local employees best understand the needs and concerns of the insurance agents and policyholders in the communities in which they work.

      We have offices in 10 of the 15 targeted states in which we operate, from which our field underwriters, loss prevention professionals or claims personnel provide services to our agents and policyholders. For administrative purposes, we have grouped these states into five geographic regions. We perform all of our corporate accounting, regulatory compliance, human resources, executive management and information management technology functions from our principal executive offices.

      To ensure consistency of our underwriting, loss prevention and claims management philosophies throughout our company, we audit our underwriting, loss prevention, and claims' processes across regions. Underwriting, loss prevention and claims management personnel from different states review a particular state's practices, files and philosophy.

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

      In Florida, Texas and Wisconsin, we offer dividend programs to eligible policyholders under which a portion of the premium paid by a policyholder may be returned in the form of a dividend. Eligibility for these programs varies based upon the nature of the policyholder's operations, value of premium generated, loss experience and existing controls intended to minimize workers' compensation claims and costs. We have four basic types of dividend plans:

         o  a "flat dividend," which provides for a dividend payment as a specified percentage of the policy premium, which we offer only in
            Wisconsin;

         o  a "sliding dividend," which provides for the dividend payment to be eliminated or increased depending on the loss ratio of the policy;

         o  a combination flat and sliding dividend, which we offer only in
            Wisconsin; and

         o  a "group retention program," which we offer only in Florida, provides for a dividend payment based upon the loss ratio of the policy as well as a group of policies in a defined group dividend plan.

      Payment of the policy dividends specified in the dividend plan cannot be guaranteed and is at the discretion of the board of directors of the applicable insurance subsidiary and may be based upon:

         o  the individual policyholder's loss ratio;

         o  the insurance subsidiary's overall loss ratio; and

         o  the terms of the policyholder's dividend plan agreement.

      Generally, we pay dividends between four and 24 months after the applicable policy expires. Dividend policies represented 25.7% of our direct premiums written in force in 2006 and represented 24.9% and 21.1% in 2005 and
2004, respectively. They represented 37.8%, 36.8%, and 32.3% of direct premiums written in Florida, and 84.1%, 86.4%, and 89.4% of direct premiums written in
Wisconsin, in those periods, respectively.

      The Florida Office of Insurance Regulation (the "Florida OIR") allows insurers to charge a rate that exceeds the state-established rate when deemed necessary through its Consent to Rate program. Under this program, an insurer determines the additional premium, which, if accepted by the policyholder, is applied directly to the filed, published rate.

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

         o  on-site medical facilities;

         o  level of employee safety;

         o  use of safety equipment; and

         o  policyholder management practices.

      In loss cost states, we use both variables to calculate a policy premium that we believe will cover the claim payments, losses and loss adjustment expenses ("LAE"), and company overhead and result in a reasonable profit.

      At December 31, 2006, we marketed and sold our insurance products through more than 3,000 independent insurance agents operating in approximately 950 independent insurance agencies. During 2006, 256 agencies produced at least
$250,000 of our gross premiums written. We seek to establish and maintain long-term relationships with the principals, producers and customer service representatives of independent agencies that will actively market our products and services. We do this by emphasizing superior service and offering financial incentives including commissions and bonuses, including contingent bonuses based on net loss ratios and premiums earned. No single agency representing us accounted for 10% or more of gross premiums written in 2006, 2005 or 2004.

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
These and other factors are documented on our risk analysis worksheet and used to formulate projected loss experience for each individual account. Our risk analysis worksheet was created by our internal and independent actuaries to assist underwriters with their decision making process. The worksheet provides an estimate of the losses that will occur for each policy based on all available loss runs and an employer's payroll history. In addition, the worksheet contains the underwriter's documentation regarding his expectation of losses (which may be different than the worksheet estimate), the type of insured, the risks associated with the insured and the rationale behind his decision whether to quote the account. Our policy requires a risk analysis worksheet for every account we underwrite. Our reinsurers also review the worksheets during their underwriting reviews, which we believe is a valuable tool for them as it is evidence that we actively and thoroughly review each account before we underwrite it. Experience modification factors are applied to a policyholder's rate either to increase the cost due to a history of prior losses or to reduce the cost of the policy due to favorable prior claims history. To ensure that we truly understand a prospective insured's business, any submission involving a state other than a field underwriter's own state must be referred to that state's underwriting management for underwriting approval. This allows us to make certain that state specific issues, market conditions, regulatory requirements and pricing requirements are monitored and applied by underwriters with expertise in a given state.

      Our underwriting strategy focuses on developing a relationship among the insured, the agent and us to promote account safety, long-term loyalty and continued profitability. Our loss prevention professionals visit many policyholders to ascertain the policyholder's willingness to comply with our underwriting and loss prevention philosophy. This philosophy includes adhering to early return to work programs and implementing recommended safety practices.
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

                                                          Year Ended December 31,
                                             -----------------------------------------------
NCCI Industry Group                           2006       2005      2004      2003      2002
-------------------                          ------     ------    ------    ------    ------
Contracting ..............................    40.4%      43.7%     41.7%     41.7%     44.5%
Goods and Services .......................    29.3       26.5      26.4      27.5      25.4
Manufacturing ............................    17.5       16.6      18.4      17.1      15.3
Miscellaneous ............................     6.8        7.2       7.0       7.3       8.7
Office and Clerical ......................     6.0        6.0       6.5       6.4       6.1
                                             ------     ------    ------    ------    ------
Total ....................................   100%       100%      100%      100%      100%

      The following table sets forth representative businesses for each of the industry groups listed above:

Industry Classification                     Representative Business
------------------------                    -----------------------
Contracting...............................  artisan contractors (E.G., plumbers, electricians, painters and carpenters)
Goods and Services........................  retail stores
                                            restaurants
Manufacturing.............................  component manufacturers for larger products such as gear, pump,
                                            automotive part and computer
                                            component manufacturers
Miscellaneous.............................  drivers
                                            park employees
Office and Clerical.......................  clerical office employees salespersons
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

      Our injury notification call center operates 24 hours a day, seven days a week. To report a claim, policyholders call a toll-free number and receive immediate attention, or alternatively, a claim may be reported via the internet.
We provide electronic reporting capability of injuries where required. To expedite our response, the appropriate regional claims department leader is immediately contacted when catastrophic claims are reported.

      We or our policyholders can select individual medical professionals from whom injured workers may receive care or can provide a panel of approved medical professionals from whom one may be chosen in each state where we operate other than Texas, Kentucky, Illinois, Mississippi and Wisconsin. In Texas, since
January 1, 2006, we have been able to provide a panel of approved medical professionals who are the exclusive medical professionals providing care to injured employees of our policyholders. In Kentucky, policyholders can recommend occupational physicians, but the injured worker has the ultimate choice in selecting the medical provider. Injured workers in Mississippi, Illinois and
Wisconsin may seek treatment from their own medical professionals.

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

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

      Accounting for workers' compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date. The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those previously estimated for a time period is known as "loss development." Development is unfavorable when losses close for more than the levels at which they were reserved or when subsequent estimates indicate a basis for reserve increases on open claims. Loss development, whether due to an increase in estimated losses, or a decrease in estimated losses, is reflected currently in earnings through an adjustment to incurred losses for the period in which the development is recognized. If the loss development is due to an increase in estimated losses, the previously estimated losses are considered
"deficient;" if the loss development is due to a decrease in estimated losses, the previously estimated losses are considered "redundant." When there is no deficiency in loss development, the previously estimated losses are considered
"adequate." In each of the last 10 years, we have had redundancy in our net loss reserves, which we believe reflects our conservative methodology.

      We seek to provide estimates of loss reserves that equal the expected ultimate loss. Maintaining the adequacy of loss reserve estimates is an inherent risk of the workers' compensation insurance business. We use an independent actuarial consulting firm to assist in the evaluation of the adequacy of our loss reserves. Workers' compensation claims may be paid over a long period of time. Estimating reserves for these claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the loss. We endeavor to minimize this risk by closing claims promptly and by relying on the estimates of our professional claims adjusting staff, supplemented by actuarial estimation techniques. The two main components of loss reserves are: (1) case reserves for reported claims and (2) reserves for claims incurred but not reported ("IBNR").
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

      Case reserves for reported claims are established on a claim-by-claim basis. Case reserve amounts are determined by our claims examiners, based on the examiner's judgment and experience, and on our reserving practices. Our reserving practices account for the type of risk, the circumstances surrounding the claim or policy provisions relating to the type of loss and historical paid loss and LAE data for similar claims. Case reserves are not established for unallocated loss adjustment expense ("ULAE") (expenses incurred to manage claims but which cannot be allocated to a specific claim), and the entire reserve for
ULAE is established primarily based upon our historical paid data. Our management and independent actuarial consulting firm regularly monitor reserve adequacy for losses that have occurred and been reported and we adjust such reserves as necessary.

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

      Since 1992, we have retained an independent actuarial consulting firm to perform a comprehensive study of our IBNR reserves. Our independent actuarial firm estimates IBNR three times annually (as of June 30, September 30 and
December 31). In this study, the consultant firm determines an estimate of IBNR by accident year for each state on both a gross and net of reinsurance basis.
During the course of each study, our management and actuary review preliminary analysis and provide additional information and feedback that the consulting firm may use in its final analysis. In addition, our internal actuaries review the independent actuarial consulting firm's studies for reasonableness. Our internal actuaries perform an estimate of IBNR using the same methods used by the independent actuarial firm each year for the quarter ending March 31. We update our IBNR estimates based on the best estimate offered in the study performed for each respective quarter.

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

      The following table provides a reconciliation of the beginning and ending loss reserves.

                                                                            Year Ended December 31,
                                                                        -------------------------------
                                                                          2006                  2005
                                                                        ---------             ---------
                                                                            (Dollars in thousands)
Unpaid losses and LAE at beginning of period                            $ 309,857             $ 297,698
Less reinsurance recoverables on unpaid losses                             78,659               107,155
                                                                        ---------             ---------
Net unpaid losses and LAE at beginning of the period                    $ 231,198             $ 190,543
                                                                        ---------             ---------

Losses and LAE, net of reinsurance, incurred in:
  Current year                                                          $ 177,841             $ 168,355
  Prior years                                                             (14,171)              (24,692)
                                                                        ---------             ---------
Total net losses and LAE incurred                                       $ 163,670             $ 143,663
                                                                        ---------             ---------

Deduct payments for losses and LAE, net of reinsurance related to:
  Current year                                                          $  56,448             $  48,299
  Prior years                                                              76,353                54,709
                                                                        ---------             ---------

Total net payments for losses and LAE during the current period         $ 132,801             $ 103,008
                                                                        ---------             ---------

Ending unpaid losses and LAE, net of reinsurance                        $ 262,067             $ 231,198
                                                                        ---------             ---------
Reinsurance recoverable on unpaid losses and LAE                           72,296                78,659
                                                                        ---------             ---------
Ending unpaid losses and LAE, gross of reinsurance                      $ 334,363             $ 309,857
                                                                        ---------             ---------

      We experienced reserve redundancies of $14.2 million and $24.7 million during the years ended December 31, 2006 and 2005, respectively. In addition to the redundancies, prior accident year losses were also reduced by $.7 million and $1.2 million, respectively, from the Florida Special Disability Trust Fund
("SDTF"), during 2006 and 2005, most of which related to losses from accident year 1997. When recovered, the Florida SDTF receipts reduced our paid loss expenses. As collection from the Florida SDTF is uncertain, we record these recoveries only when received and do not accrue for future recoveries in
Florida. These recoveries reduce paid and incurred losses when received. We also recovered approximately $.7 million and $1.0 million, respectively, from South
Carolina's fund in 2006 and 2005.

      The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, for the insurance subsidiaries for the 10 years ended December 31, 2006. The top line of each table shows the reserve recorded at each year-end. Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of these tables (cumulative paid) present the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portions (reserves re-estimated) show the re-estimated amounts of the previously recorded reserve based on experience as of the end of each succeeding year. The re-estimate changes as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in the 1996 year will be reflected in the re-estimated ultimate net loss for each of the years thereafter. The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

                     1996     1997      1998      1999      2000      2001      2002     2003       2004     2005      2006
                    ------   ------    ------    ------    ------   -------   -------   -------   -------   -------   ------
                                                                 (Dollars in thousands)
Net reserves for
losses and loss
adjustment
expenses
Originally
estimated           41,307   67,872    56,191    43,432    70,641   114,273   146,631   156,695   190,543   231,198   262,067
                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------

Net cumulative
amounts paid
as of:
One year later      20,993   30,576    30,165     9,220    28,687    51,514    61,919    59,322    54,709    76,352
Two years later     29,655   43,982    39,529    15,334    41,302    71,328    88,031    81,043    90,014
Three years
later               33,333   49,256    35,995    18,827    46,860    81,276   101,937    96,850
Four years later    34,341   51,337    35,062    22,207    50,281    87,829   108,504
Five years later    35,408   48,422    35,941    22,740    52,119    89,691
Six years later     32,803   48,169    35,439    23,135    53,030
Seven years
later               32,601   47,038    35,547    23,505
Eight years later   32,611   46,809    35,731
Nine years later    32,563   46,866
Ten years later     32,608

Net reserves
re-estimated as
of:
One year later      42,737   67,613    55,445    45,191    81,707   113,857   145,613   148,358   165,851   217,027   262,067
Two years later     41,388   64,514    56,429    45,374    73,017   110,234   133,298   135,175   165,511
Three years
later               41,525   64,679    56,172    40,973    70,271   104,074   127,990   137,132
Four years later    42,792   64,749    52,435    39,615    63,590   101,011   129,313
Five years later    43,289   60,468    50,102    32,754    61,389   101,708
Six years later     39,467   58,288    43,371    30,720    61,906
Seven years
later               37,888   52,649    41,825    30,766
Eight years later   35,601   51,377    41,655
Nine years later    35,110   51,190
Ten years later     35,041
                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------

Net cumulative
redundancy           6,266   16,682    14,536    12,666     8,735    12,565    17,318    19,563    25,032    14,171      --
                    ======   ======   =======   =======   =======   =======   =======   =======   =======   =======   =======

Gross reserves--
December 31         45,382   86,511   117,520   133,803   151,693   198,954   227,714   251,122   297,698   309,857   334,363
Reinsurance
recoverables         4,075   18,639    61,329    90,371    81,052    84,681    81,083    94,427   107,155    78,659    72,296
                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------

Net reserves--
December 31         41,307   67,872    56,191    43,432    70,641   114,273   146,631   156,695   190,543   231,198   262,067
                    ======   ======   =======   =======   =======   =======   =======   =======   =======   =======   =======

Gross
re-estimated
reserves            49,800   74,344    85,960   108,109   155,635   180,516   205,169   229,397   265,231   287,863
Re-estimated
reinsurance
recoverable         14,759   23,154    44,305    77,343    93,729    78,808    75,856    92,265    99,720    70,836
                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net
re-estimated
reserves            35,041   51,190    41,655    30,766    61,906   101,708   129,313   137,132   165,511   217,027
                    ======   ======   =======   =======   =======   =======   =======   =======   =======   =======   =======

                                                             11

                     1996     1997      1998      1999      2000      2001      2002     2003       2004     2005      2006
                    ------   ------    ------    ------    ------   -------   -------   -------   -------   -------   ------
                                                                 (Dollars in thousands)

Gross reserves
for losses and
loss adjustment
expenses
Originally
estimated           45,382   86,511   117,520   133,803   151,693   198,954   227,714   251,122   297,698   309,857   334,363
                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------

Gross
cumulative
amounts paid
as of:
One year later      21,500   34,118    42,298    45,026    68,631    64,480    71,578    75,217    88,128    82,427
Two years later     31,117   49,763    60,676    61,309    91,113    93,975   103,504   115,539   129,507
Three years
later               35,641   56,414    60,926    65,837   105,642   109,068   125,748   136,039
Four years later    37,132   60,259    60,561    76,254   112,271   122,011   136,685
Five years later    39,292   58,345    66,720    78,089   116,989   127,115
Six years later     37,255   62,756    66,221    80,255   119,168
Seven years
later               41,981   61,393    67,550    81,424
Eight years later   41,815   62,208    68,112
Nine years later    42,904   62,030
Ten years later     42,725

Gross reserves
re-estimated as
of:
One year later      48,978   94,628   116,915   130,266   176,953   192,111   224,735   241,602   270,833   287,863   334,363
Two years later     55,940   91,504   115,139   126,840   166,521   189,484   207,293   230,932   265,231
Three years
later               56,074   92,157   105,894   117,039   166,918   179,673   206,031   229,397
Four years later    58,341   90,727    97,746   119,491   157,125   180,844   205,169
Five years later    59,239   83,783    97,881   109,879   156,240   180,516
Six years later     53,678   84,464    89,001   108,916   155,635
Seven years
later               55,302   77,643    87,145   108,109
Eight years later   52,503   75,596    85,960
Nine years later    50,686   74,344
Ten years later     49,800
                    ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------

Gross
cumulative
redundancy
(deficiency):       (4,418)  12,167    31,560    25,694    (3,942)   18,438    22,545    21,725    32,467    21,994      --
                    ======   ======   =======   =======   =======   =======   =======   =======   =======   =======   =======

SECOND INJURY FUNDS

      Many states have laws that establish second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Funding is provided either by assessments based on paid losses or premium surcharge mechanisms. The Florida SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by those injured workers subsequent to their re-hiring. We are able to submit such second injury claims to the Florida SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim. The Florida SDTF stopped accepting new second injury claims for injuries that occurred after
January 1, 1998. We bill the Florida SDTF and receive reimbursements as we make payments on accepted claims. As of December 31, 2006, an additional $0.8 million for which we had submitted reimbursement claims had been accepted but not yet paid by the Florida SDTF. As collection is uncertain, we record SDTF reimbursements only when received and do not accrue for future recoveries. We have submitted second injury claims to the Georgia, Texas and South Carolina second injury funds. The relevant claims files are currently being reviewed by those states. Indiana and Illinois also have similar funds; however, we have not submitted any second injury claims in those states. We recovered $1.4 million,
$2.2 million and $3.4 million during 2006, 2005 and 2004, respectively, from the
Florida SDTF and other states' comparable funds.

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
Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an "attachment level" or "retention" in return for a premium, usually determined as a percentage of the ceding company's primary insurance premiums. This arrangement is known as excess of loss reinsurance. Excess of loss reinsurance may be written in layers, in which a reinsurer or a group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the outer limit of the program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurer's insolvency. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large, irregularly-occurring losses in the workers' compensation business, which would otherwise cause sudden and unpredictable changes in net income and capital of our insurance subsidiaries.

      Like other insurers, we have managed our risks in part through excess of loss and quota share reinsurance agreements. Reinsurance is used principally:

         o  to reduce net liability on individual risks;

         o  to provide protection for catastrophic losses; and

         o  to stabilize underwriting results.

EXCESS OF LOSS REINSURANCE

      Effective January 1, 2006, we entered into an excess of loss reinsurance treaty in various layers for losses in excess of a $2.0 million retention up to $10.0 million in varying percentages from Munich Reinsurance
America, Inc., rated "A" by A.M. Best, Everest Reinsurance Company, rated
"A+" by A.M. Best, Employers Reinsurance Corporation, rated "A+" by A.M.
Best, GE Reinsurance Corporation, rated "A" by A.M. Best, Hannover
Ruckversicherungs-Aktiengesellschaft, rated "A" by A.M. Best, Aspen Insurance
UK, Ltd., rated "A" by A.M. Best, Liberty Syndicate 4472, rated "A" by A.M.
Best, and Max Re Ltd., rated "A-" by A.M. Best. The premium for this agreement is equal to a fixed percentage of the direct premiums written subject to the agreement.

      Effective January 1, 2006, we entered into a catastrophe excess of loss reinsurance agreement with Arch Re, rated "A" by A.M. Best, Aspen Insurance UK,
Ltd., rated "A" by A.M. Best, Everest Reinsurance Company, rated "A+" by A.M.
Best, IOA/Catlin rated "A" by A.M. Best, Max Re Ltd., rated "A-" by A.M. Best,
GE Reinsurance Corporation, rated "A" by A.M. Best, Chaucer Syndicates Limited
1084 & 1301, rated "A" by A.M. Best, Liberty Syndicate 4472, rated "A" by A.M.
Best, Brit Insurance Limited, rated "A" by A.M. Best, and Danish Re Syndicate
1400, rated "A" by A.M. Best. Under this agreement, we cede $20.0 million of ultimate net loss for any one occurrence in excess of $10.0 million per occurrence to the reinsurers. The premium for this agreement is equal to a percentage of the earned premium subject to the agreement.

      Both of our excess of loss reinsurance agreements are subject to various exclusions and limitations. These agreements nevertheless reduce our exposure not only to catastrophic claims, but also to any increased frequency of claims of intermediate severity that may result from economic, legal, regulatory or social changes.

      Effective January 1, 2007, we entered into new excess of loss and catastrophe reinsurance treaties that are structured in various layers. These treaties are substantially comparable to our 2006 reinsurance treaties and carry reinsurance protection up to a maximum of $30.0 million per occurrence, subject to our retention of the first $2.0 million. There has been no material change in our 2007 reinsurance costs from our 2006 reinsurance costs.

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

      Although we did not enter into any quota share reinsurance for new and renewal business in 2006 or 2007, we may determine to purchase such coverage in the future based upon our premium growth and capitalization and the terms of available quota share reinsurance.

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

                                               As of December 31, 2006
                                       ------------------------------------------------
                                                     Paid         Unpaid
        Reinsurance Carrier            Rating(1)    Losses        Losses       Total
------------------------------------   ---------   ---------     ---------    ---------
                                                   (Dollars in Thousands)
Aspen Insurance UK, Ltd.                   A       $     25      $  1,446     $  1,471
Continental Casualty Company               A          1,584        37,506       39,090
Employers Reinsurance Corporation          A+           128         2,462        2,590
Everest Reinsurance Company                A+           113         2,101        2,214
GE Reinsurance Corporation                 A            179         5,258        5,437
General Reinsurance                        A++           (2)        5,359        5,357
Hannover
Ruckversicherungs-Aktiengesellschaft       A            158         4,727        4,885
Max Re Ltd.                                A-           306         3,689        3,995
Munich Reinsurance Amer Inc.               A            428         6,673        7,101
Swiss Reinsurance America
Corporation                                A+           145         1,415        1,560
All others                                             --           1,660        1,660
                                                   --------      --------     --------
  Total                                            $  3,064      $ 72,296     $ 75,360
                                                   --------      --------     --------

(1)   A.M. Best's highest financial strength ratings for insurance companies are
      "A++" and "A+" (superior) and "A" and "A-" (excellent). "NR-5" is defined as not formally followed.

INTERCOMPANY REINSURANCE POOLING AGREEMENT

      Our insurance subsidiaries are parties to an intercompany pooling agreement. Under such agreement, the results of underwriting operations of
AmCOMP Assurance are transferred to and combined with those of AmCOMP Preferred and the combined results are then reapportioned. For 2006, the proportions under the pooling agreement are as follows:

         o  AmCOMP Preferred--63%

         o  AmCOMP Assurance--37%

      Transactions under the pooling agreement are eliminated in consolidation and have no impact on our consolidated financial statements.

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

         o  SPECIALIZED UNDERWRITING APPROACH. We price our policies based on the specific risk associated with each potential insured rather than solely on the industry class in which such potential insured is classified. Our underwriters average 17 years of experience underwriting workers' compensation insurance. We believe our underwriting approach and experience have played pivotal roles in enabling us to outperform the workers' compensation insurance industry based on our accident year loss ratios.

         o  LOSS PREVENTION SERVICES. We believe the value-added services that we provide strengthen our relationships with our policyholders and enable them to reduce their losses from employee injuries. Loss prevention specialists conduct pre- and post-underwriting safety consultations with policyholders. They also develop and implement loss prevention programs for these customers. Our loss prevention personnel, who average 15 years of industry experience, conduct on-site evaluations for most of our policyholders annually.

         o  PROACTIVE CLAIMS MANAGEMENT. We provide our policyholders with an active claims management program and strive for rapid closure of claims. As of December 31, 2006, we had closed 96.2%, 98.3 % and
            99.1% of all reported claims for accident years 2005, 2004 and 2003, respectively. Our injury notification call center operates 24 hours a day, seven days a week, and internet claims reporting is also available so that injured workers and policyholders can report claims promptly. This enables our nurses or claims adjusters to conduct an injury assessment and begin to develop a program for treatment within 24 hours after notification. Our experienced claims adjusters average 12 years of workers' compensation insurance industry experience. Our policy is that each claims adjuster be responsible for a maximum of 125 open indemnity cases. This allows our claims adjusters to devote substantial attention to each claim and facilitates more effective claims management. Our registered nurses have an average of approximately 25 years of nursing experience.

         o  STATE FOCUSED OPERATIONS. Our core operating philosophy is "local people doing business with local people." We currently focus on 15 states that we believe provide us with the greatest opportunity for near-term profitable growth. Our strategy in these states is executed by our regional presidents and their local teams who we believe have a deep understanding of the business climate and policyholder base and have strong relationships with agents operating in these states.

         o  PRUDENT RESERVING. Workers' compensation claims are often paid over a long period of time. We have demonstrated consistent success in estimating our liabilities for losses and LAE and establishing adequate reserves, despite challenges faced by the workers'
            compensation insurance industry. Our net loss reserves as of the end of each of the 10 years from 1996 to 2005 have proven to be redundant as developed through December 31, 2006, meaning that our reserves as originally estimated were higher than what our experience as of December 31, 2006 indicates.

         o  FOCUS ON SMALL TO MID-SIZED EMPLOYERS. We believe that we have achieved significant scale and profitability, throughout our 25-year history, by specializing on a target market of small to mid-sized businesses, principally employers with premiums between $10,000 and
            $100,000 per year. Based on our extensive experience with
            independent agents and employers in this market, we believe our target market is not subject to the same degree of price competition as larger accounts. Furthermore, we believe that employers in this size category are not as sensitive to A.M. Best ratings and that they value our service-oriented approach to business to a greater extent due to their limited resources.

         o  PROVEN LEADERSHIP AND EXPERIENCED MANAGEMENT TEAM AND EMPLOYEES. Our
            senior management team, consisting of Fred R. Lowe, as chairman of the board, president and chief executive officer, Debra
            Cerre-Ruedisili, as executive vice president, chief operating officer and director and Kumar Gursahaney, as senior vice president, chief financial officer and treasurer, has an average of 31 years of insurance industry experience and 24 years of workers' compensation insurance experience. We believe that hiring and retaining management and employees with insurance experience are crucial to our operating performance. We offer our employees a positive working environment and comprehensive benefits and incentives to remain with
            us.

COMPETITION

      The market for workers' compensation insurance policies is highly competitive. Our competitors include, but are not limited to, other specialty workers' compensation carriers, multi-line insurance companies, professional employer organizations, third party administrators, self-insurance funds, state insurance pools and, in Texas, "opt out" programs. Many of our existing and potential competitors are significantly larger and possess considerably greater financial and other resources than we do. Consequently, they can offer a broader range of products, provide their services nationwide, and/or capitalize on lower expenses to offer more competitive pricing. We compete with several national carriers including Zenith National Insurance Corporation, St. Paul Travelers,
The Hartford Financial Services Group, Inc. and Liberty Mutual Group. In many states, our most significant competitors are regional carriers. For example, in
Texas, a major competitor is Texas Mutual, in Florida, our primary competitors are Summit/Bridgefield and FCCI and in Wisconsin, our primary competitors are
United Heartland, Acuity, State Fund Mutual, West Bend Mutual, General Casualty
and Sentry. In Indiana, our principal competition is from Accident Fund,
Amerisure and Indiana Insurance. In Tennessee, our main competition comes from
Acuity, Accident Fund, Bridgefield and Hartford.

      Competition in the workers' compensation insurance field is based on many factors, including, but not limited to:

         o  pricing (either through premium rates or dividends);

         o  level of service;

         o  insurance ratings;

         o  capitalization levels;

         o  quality of care management services;

         o  the ability to reduce net loss ratios;

         o  effective loss prevention; and

         o  the ability to reduce claims expenses.

In the 15 states in which we currently focus our operations, aggregate workers'
compensation direct premiums written totaled $19.6 billion in 2005.
Approximately 38%, or $7.4 billion, of this amount pertains to business written from policyholders that have annual policy premiums between $10,000 and
$100,000, which is our core policyholder base. We believe that our products and services are competitively priced. In Florida and Wisconsin, premium rates are fixed by that state's insurance regulators and are not a competitive factor.
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

         o  required methods of accounting for regulatory reporting;

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

      ADMINISTERED PRICING STATES. The regulatory agencies in Florida and
Wisconsin set the premium rates we may charge for our insurance products. The
Florida OIR approves manual premium rates for each of the approximately 650 employment classification codes prepared and filed by National Council on
Compensation Insurance ("NCCI"), the authorized state rating organization. In accordance with Florida's Consent to Rate program, we are authorized by law to deviate from these approved rates for up to 10% of the policies we write in
Florida. The Florida Department of Financial Services, Division of Workers'
Compensation, regulates levels of benefit payments to injured employees.
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

      Under Florida law, without regulatory approval, an insurance company may not pay dividends or other distributions of cash or property to its stockholders within a 12-month period with a total fair market value exceeding the lesser of
10% of surplus as of the preceding December 31st or 100% of its prior year's net income, not including realized capital gains. This may limit the amount of dividends that we receive from our insurance subsidiaries, which in turn may limit the amount of capital available to us for debt service, expansion, dividend payments to stockholders, and other purposes. At December 31, 2006, our insurance subsidiaries were authorized to pay approximately $15.6 million in dividends without additional regulatory approval.

      STATUTORY ACCOUNTING AND SOLVENCY REGULATIONS. State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles ("SAP"). SAP differs in a number of ways from accounting principles generally accepted in the United States of America
("GAAP"), which governs the financial reporting of most other businesses. In general, SAP financial statements are more conservative than GAAP financial statements, reflecting lower asset balances, higher liability balances and lower equity.

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

      The National Association of Insurance Commissioners ("NAIC") is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of and by insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the
NAIC is influential in determining the form in which such laws are enacted.
Model Insurance Laws, Regulations and Guidelines, or the Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

      Insurance operations are subject to various leverage tests, which are evaluated by regulators and rating agencies. Florida law requires the insurance subsidiaries to maintain a ratio of 1.25 times written premiums to statutory surplus of no greater than 10-to-1 for gross premiums written and no greater than 4-to-1 for net premiums written. Our premium leverage ratios as of December
31, 2006, on a statutory combined basis, were 2.2-to-1 and 2.1-to-1 on a gross and net premiums written basis, respectively.

      RISK-BASED CAPITAL REQUIREMENTS. The NAIC has adopted a risk-based capital, or RBC, formula to be applied to all insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2006, the total adjusted capital for AmCOMP
Preferred and AmCOMP Assurance was 1411% and 1433% over the authorized control level, respectively.

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

      IRIS RATIO. The Insurance Regulatory Information System ("IRIS") is a
system established by the NAIC. It was designed to provide state insurance departments with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. In the statistical phase of IRIS, 12 industry ratios are identified and an IRIS standard for each of the financial ratios is compared with a company's actual financial ratios. Unusual results on four or more ratios generally lead to further inquiries or review from individual state insurance commissioners. A ratio that falls outside the usual range is not considered a failing result. Rather, unusual values are regarded as part of an early warning monitoring system. Financially sound companies may have several ratios outside the usual ranges because of specific transactions that have the effect of producing unusual results.

      As of December 31, 2006, AmCOMP Preferred and AmCOMP Assurance had two
ratios outside the usual range, as set forth in the following table.

                        Usual        Actual
Ratio                   Range        Results            Reason for Unusual Results
-----                   -----        -------            --------------------------

AMCOMP PREFERRED
Investment Yield.... 3.0% to 6.5%      2.0%      Low investment yields are due to approval
                                                 and payment of inter-company surplus note
                                                 interest during the year, which reduces
                                                 investment income. Surplus note interest
                                                 is recognized on a statutory accounting
                                                 basis when approved by the Florida OIR.
                                                 On a GAAP basis this expense was accrued
                                                 as incurred and included in interest
                                                 expense. Additionally, statutory
                                                 accounting policies do not recognize
                                                 increases in the value of AmCOMP
                                                 Assurance as investment income of AmCOMP
                                                 Preferred.

Gross Change in                                  Higher than expected increase in
  Policyholder's                                 Policyholder's Surplus is the result of
  Surplus........... -10% to 50%      62%        the capital contribution made during the
                                                 current year as a result of the initial
                                                 public offering.

                        Usual        Actual
Ratio                   Range        Results            Reason for Unusual Results
-----                   -----        -------            --------------------------

AMCOMP ASSURANCE

Investment Yield.... 3.0% to 6.5%     2.3%       Low investment yields are due to approval
                                                 and payment of inter-company surplus note
                                                 interest during the year, which reduces
                                                 investment income. Surplus note interest
                                                 is recognized on a statutory accounting
                                                 basis when approved by the Florida OIR.
                                                 On a GAAP basis this expense was accrued
                                                 as incurred and included in interest
                                                 expense.

Gross Change in
  Policyholder's
  Surplus........... -10% to 50%      53%        Higher than expected increase in
                                                 Policyholder's Surplus is the result of
                                                 the capital contributions made during the
                                                 current year as a result of the initial
                                                 public offering.

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

      STOCK OWNERSHIP RESTRICTIONS. Florida statute Section 628.461 prohibits any person from acquiring 10% or more of the outstanding voting securities of us or any of our insurance subsidiaries without the prior approval of the Florida
OIR. Any person who acquires between 5% and 10% of the outstanding securities of us or any of our subsidiaries must file a disclaimer of control with the Florida
OIR, provided that the acquiror is not going to participate in management or control. If the acquiror is planning on participating in management or control, it must obtain prior approval from the Florida OIR for any acquisition exceeding
5%.

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
We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. An NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information
Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for
Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information.
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
In order to be certified as an act of terrorism under the 2002 Act, losses incurred are required to exceed $5.0 million, and the act may not be an act of domestic terrorism. In addition, such losses must arise out of an act of terrorism committed in the course of a war declared by the United States
Congress, except with respect to workers' compensation coverage. Under the 2002
Act, Federal reimbursement is subject to an annual aggregate limit of $100.0 billion. Each insurer is responsible for a deductible based on a percentage of its direct premiums earned in the previous calendar year. For losses in excess of the deductible, the Federal government will reimburse 90% of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion. Insurers will not be liable for payments for any portion of losses in excess of the
$100.0 billion annual limit.

      In December 2005, Presidential Bush signed into law the Terrorism Risk
Insurance Extension Act of 2005 (the "2005 Act"), which extended the 2002 Act for an additional two years to December 31, 2007. While the underlying structure of the 2002 Act was left intact, the 2005 Act made some adjustments, including increasing the current insurer deductible to 20% of direct premiums earned in
2007. Our 2007 deductible is equal to 20% of 2006 direct premiums earned, or approximately $54 million. Commencing January 1, 2007, for losses in excess of the deductible, Federal reimbursement decreased to 85% of the insurer's loss.
After January 1, 2007, Federal reinsurance will only be available if industry aggregate insured losses from a certified act exceed $100.0 million. Insurers must still provide terrorism insurance for events causing losses up to the above amount, even though Federal reinsurance is only available for events causing losses exceeding that amount.

      Under the 2005 Act, insurers must offer coverage for losses due to terrorist acts in all of their commercial property and casualty insurance policies. The 2005 Act's definition of property and casualty insurance includes workers' compensation insurance. Moreover, the workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts or from nuclear, biological and chemical attacks. In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks. Therefore, acts of terrorism could adversely affect our business and financial condition.

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

EMPLOYEES

      As of December 31, 2006, we had 498 employees, eight of whom were executive officers. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are excellent.

EXECUTIVE OFFICERS

      The following table provides information regarding our executive officers.
Executive officers serve at the pleasure of the board of directors.

Name                                      Age Position
----                                      --- --------
Fred R. Lowe............................   72 Chairman of the Board and Director,
                                              President and Chief Executive Officer
Debra Cerre-Ruedisili...................   51 Executive Vice President, Chief
                                              Operating Officer and Director
Kumar Gursahaney........................   50 Senior Vice President, Chief Financial
                                              Officer and Treasurer
George Harris...........................   58 Senior Vice President, General Counsel
Timothy J. Spear........................   40 President, Mid-Atlantic Region
Lisa Perrizo............................   41 President, Midwest Region
Frank Pinson............................   52 President, Southern Region
Colin Williams..........................   55 President, Texas Region

      FRED R. LOWE has served as chairman of AmCOMP since September 2005 and has been AmCOMP's president, chief executive officer and a director of AmCOMP since
February 1997. He is the chairman of each of AmCOMP's subsidiaries. Mr. Lowe co-founded Florida Administrators, Inc, a precursor to AmCOMP. From 1992 until
1997, Mr. Lowe was an independent consultant, which included providing consulting services to Florida Administrators from 1994 to 1997. From 1989 to
1992, Mr. Lowe held various executive positions with several financial service companies. Mr. Lowe assisted in the conversion of FACCA-SIF, which later became
AmCOMP Preferred, into a capitalized insurance company. He attended Ohio
University.

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

      KUMAR GURSAHANEY joined AmCOMP in December 2003 as assistant vice president, finance. He was appointed senior vice president, chief financial officer and treasurer of AmCOMP in July 2004. Mr. Gursahaney served as vice president and chief financial officer for the insurance operations at
Transportation Financial Group from November 2002 through November 2003 and as vice president and comptroller of the Domestic Brokerage Group of American
International Group, Inc. ("AIG") between 1986 and 1998. Prior to joining AIG,
Mr. Gursahaney was an Audit Senior in the New York office of Coopers & Lybrand
(now PricewaterhouseCoopers) from 1983 through 1986. Between 1998 and 2002, Mr.
Gursahaney was a private investor. He obtained a Bachelors degree in commerce, economics and accounting from the Sydenham College of Economics, Bombay, India.

      GEORGE HARRIS joined AmCOMP in January 2007 as senior vice president and general counsel. Mr. Harris has practiced law in Palm Beach County, Florida for
32 years, with an emphasis in corporate, real property, banking and insurance law, primarily representing businesses, financial institutions and insurance companies. For the last 20 years, he was a principal in the law firm of Harris,
Kukey & Helgesen, P.A., in Palm Beach Gardens, Florida. Mr. Harris received his
Juris Doctor from Stetson University College of Law in St. Petersburg, Florida,
and also graduated from Randolph Macon College in Ashland, Virginia with a B.A.
in political science and advanced French studies.

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

      FRANK PINSON joined AmCOMP in August 2005 as operations manager in
Nashville, Tennessee. He was promoted to Vice President, Midwest Region, in
January 2006, and to President, Southern Region, in June 2006. From 2004 through
2005, Mr. Pinson was Agency Manager for Geny Insurance Agency. From 2002 to 2004
he was President of the Middle Tennessee Insurance Agency. From 2000 through
2001, he worked for Highlands Insurance Group as a Regional Vice President. From
1997 through 2000, he worked for Harleysville Insurance Company as a Regional
Vice President. From 1984 through 1997, he worked for General Insurance Company,

first as a Branch Manager and then later was promoted to Resident Vice
President. Prior to this position, he worked with several insurance companies and agencies in the Nashville area. Mr. Pinson has 29 years of experience in the insurance industry. He has a B.S. degree in business administration from
Trevecca College, Nashville, Tennessee.

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
ASSOCIATED RISKS" IN ITEM 1.

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO COLLECT ON OUR REINSURANCE RECOVERABLES, WHICH WOULD
ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      We are subject to credit risk with respect to our reinsurers. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers a portion of insurance risk under policies it has written to another insurance company, called the reinsurer, and pays the reinsurer a portion of the premiums relating to those policies. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. In the case of long-term workers'
compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Recent natural disasters, such as
Hurricanes Katrina, Rita and Wilma, have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers. If a reinsurer is active both in this market and in the workers' compensation insurance market, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers' compensation insurance losses.

      In 2001, we wrote off $10.8 million of uncollectible reinsurance receivables from Reliance Insurance Company and Legion Insurance Company. In
addition, the liquidator for Reliance has filed an action against us seeking recovery of approximately $2.3 million of reinsurance recoverables paid to us by
Reliance as preferential payments in the ordinary course of business prior to the entry of an order to liquidate Reliance. While we are vigorously defending such action, we cannot assure the outcome of such action.

      At December 31, 2006, we carried a total of $75.4 million of reinsurance recoverables for paid and unpaid losses and LAE and ceding commissions, representing 54.1% of our total stockholders' equity as of that date. Under
Florida law, each of our insurance subsidiaries is required to maintain a ratio of 1.25 times premiums written to surplus of no greater than 10-to-1 for gross premiums written and no greater than 4-to-1 for net premiums written. If all reinsurance recoverables became uncollectible, our surplus would decline by this amount, and we would not be in compliance with Florida's statutory requirement at our current level of premiums written. The Florida OIR would have the authority to place us into receivership, to suspend our insurance subsidiaries'
certificates of authority or to set limits on our maximum annual gross or net premiums written in all states. In addition, we may be unable to comply with certain regulatory requirements, including solvency standards that may subject us to additional restrictions on our operations. Of the $75.4 million in reinsurance recoverables, $3.1 million is the current recoverable on paid losses and $72.3 million is recoverable on unpaid losses and therefore not currently due. The reinsurance recoverables on unpaid losses will become current as we pay the related claims. If we are unable to collect a significant amount of our reinsurance recoverables, our financial condition and results of operations would be adversely affected. See "Business--Recoverability of Reinsurance" and
"--Regulation."

      Our largest recoverable from a single reinsurer as of December 31, 2006 was $39.1 million owed to us by Continental Casualty Company, a subsidiary of
CNA Financial Corporation, representing 28.1% of our total stockholders' equity as of that date. Of the $39.1 million, $1.6 million was the current recoverable on paid losses. The balance of $37.5 million is recoverable from Continental
Casualty Company on losses that may be paid by us in the future and therefore is not currently due. We also have a net outstanding and past due claims receivable for reinsurance recoveries in the amount of approximately $1.8 million under reinsurance agreements assumed from 1998 through 2000, with Security Insurance
Company of Hartford, Fire and Casualty Insurance Company of Connecticut and
Connecticut Indemnity Company. These amounts have become past due because of
Security Insurance Company's contract disputes with its reinsurer. If these amounts are ultimately determined to be uncollectible from Security Insurance
Company, we will write off that amount.

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

      In 2006 and 2005, we experienced redundancies in our reserves for prior periods of $14.2 million and $24.7 million, respectively. Our loss reserve estimates are made primarily by reviewing our current pricing and state specific loss reserving patterns from the past. We review our loss information and adjust our expected loss reserving patterns on a state specific basis three times a year. During 2006, we observed that enough loss reserving history had occurred to select loss development factors based entirely on state specific information.
While the selected development factors changed significantly for some states, many of the changes were offsetting. The overall effect for the company was to slightly increase loss development factors affecting only the 2006 accident year. Our reserves may not develop as favorably in the future as the have in recent periods.

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

      We write insurance policies in two "administered pricing" states, Florida and Wisconsin. In 2006, we wrote 37.7% of our direct written premiums in Florida and 12.9% in Wisconsin. In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition generally is not permitted in these states.

      On October 24, 2006, NCCI submitted an amended filing calling for a statewide decrease of 15.7%, which was approved by the Florida OIR on October
31, 2006. Significant declines in claim frequency and an improvement in loss development in Florida since the legislature enacted the 2003 reforms are the two main reasons for the proposed premium level decrease. The new rates apply to all new and renewal policies as of January 1, 2007. The effect of the approved decrease cannot currently be ascertained. If the 2007 premium decrease had been in effect in 2006, our direct premiums written would have declined by $15.8 million, our Florida net loss ratio would have increased by 3.8% and our company-wide net loss ratio would have increased by 2.1%. If the approved rate decrease results in a material adverse effect on our profitability in Florida,

we may elect to reduce the amount of premiums written there. In states in which we operate, other than administered pricing states, should our competitors offer products at prices lower than we believe would be profitable, we may decline to compete at those lower prices and our premium levels could be reduced.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND MAY LACK THE FINANCIAL
RESOURCES TO COMPETE EFFECTIVELY.

      The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, policyholder dividends, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, dividends or payment plans, services or commissions to independent agencies, we could lose market share or have to reduce our premium rates, which could adversely affect our profitability. Our competitors include insurance companies, professional employer organizations, third party administrators, self-insurance funds and state insurance pools. Our main competitors in each of the 15 states in which we operate vary from state to state but are usually those companies that offer a full range of services in underwriting, loss prevention and claims. We compete on the services that we offer to our policyholders and on ease of doing business rather than solely on price.

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
Insurance Company, West Bend Mutual Insurance Company, General Casualty Company
of Wisconsin and Sentry Insurance Group, because they offer the same types of services that we offer. In Indiana, our principal competition is from Accident
Fund, Amerisure Insurance Company and Indiana Insurance Company. In Tennessee,
our main competition comes from Acuity, Accident Fund Insurance Company of
America, Bridgefield and Hartford Insurance Group. Many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do.

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

      Our insurance subsidiaries have never been rated by A.M. Best. Since 1982,
AmCOMP and its predecessors have been a mono-line workers' compensation insurance carrier specializing in smaller sized policyholders, principally employers with premium between $10,000 and $100,000 per year. Based on our extensive experience with independent agents, we believe employers in this size category are not as sensitive to A.M. Best ratings and they place more importance on a workers' compensation carrier's ability to assist in the prevention of injuries at their job site. To date, we have not pursued a rating because we have been able to successfully increase premiums written without a rating in the 15 states in which we operate. Some companies require that their workers' compensation insurance carrier have a rating of at least "A-" from A.M.
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

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO BUSINESS, ECONOMIC AND
REGULATORY CONDITIONS IN CERTAIN STATES.

      Our business is currently concentrated in Florida (37.7% of 2006 direct premiums written), Wisconsin (12.9% of 2006 direct premiums written), Texas
(11.3% of 2006 direct premiums written), Indiana (9.8% of 2006 direct premiums written) and Tennessee (6.0% of 2006 direct premiums written). Unfavorable business, economic or regulatory conditions in these states could impact our business disproportionately in comparison to insurers with less geographic concentration.

      In Florida, the state in which we write the most premium, and in
Wisconsin, insurance regulators set the premium rates we may charge. The Florida and Wisconsin insurance regulators may set rates below those that we require to maintain profitability. For example, in October 2006, the Florida OIR approved an overall average 15.7% decrease in premium rates for all workers' compensation insurance policies written by Florida licensed insurers in 2007. The effect of the approved decrease cannot be ascertained at this time, because of anticipated changes in the number of insurers that will operate in Florida and the amount of insurance that they seek to write, the use of dividend plans and consent to rate policies and possible additional realization of cost savings resulting from reforms enacted in 2003.

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

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE
OR MAY BE AVAILABLE ONLY ON UNFAVORABLE TERMS.

      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by operations are insufficient to fund future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. We believe that the cash generated from operations, together with our anticipated retained earnings, will support our operations for at least the next 18 to 24 months without the need to raise additional capital. However, we cannot provide any assurance in that regard, because many factors will affect the amount and timing of our capital needs, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available on terms that are favorable to us. In the case of equity financings, dilution to our stockholders could result. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares currently outstanding. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our future growth or operating plans and our business, financial condition or results of operations could be materially adversely affected.

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

         o  required methods of accounting for regulatory reporting;

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

      The NAIC has adopted a system to test the adequacy of statutory capital, known as "risk-based capital." This system establishes the minimum amount of capital and surplus calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business. See
"Business--Regulation."

      For 2005, the Illinois insurance regulatory agency imposed a cap of $9.0 million on the annual premiums we could write because AmCOMP Preferred was not currently a licensed carrier in Illinois. This limit superseded a previous $2.5 million limit. The Illinois insurance regulatory agency considered our aggregation of the financial statements of AmCOMP Assurance, a licensed carrier in Illinois, and AmCOMP Preferred to be a reinsurance transaction with an unlicensed carrier and has required a deposit from us for premiums written in that state. In April 2006, Illinois lifted the limitation on annual premium writings, retroactive to January 1, 2006. In North Carolina, we were subject to a $12.0 million cap on written premiums during the 2002-2004 periods. Effective
July 6, 2005, the cap was removed.

ASSESSMENTS AND OTHER SURCHARGES BY GUARANTY FUNDS AND SECOND INJURY FUNDS
AND OTHER MANDATORY POOLING ARRANGEMENTS MAY REDUCE OUR PROFITABILITY.

      Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. Maximum contributions required by law in any one state in which we offer insurance vary between 0.3% and 2.0% of direct premiums written. We recorded an estimate of $5.7 million, $4.9 million and $4.3 million for our expected liability for guaranty fund assessments at December 31, 2006,
2005 and 2004, respectively. These liabilities were offset by related assets for expected recoveries in the form of premium tax credits in the amount of $2.4 million, $2.7 million, and $3.1 million at December 31, 2006, 2005, and 2004.
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
Assessments are based on paid losses or premium surcharge mechanisms. Several of the states in which we operate maintain second injury funds with material assessments. Our total liability for assessments was $8.3 million in 2006, $10.7 million in 2005, and $4.9 million in 2004. Our collections from these funds were
$1.4 million in 2006, $2.2 million in 2005 and $3.4 million in 2004. There is significant uncertainty that these funds will have the money required to reimburse us for our claims. For example, Florida's fund currently has significant unfunded liabilities and no reserves exist to satisfy future claims.
Consequently, we have recorded no asset for future collections. No recoveries are available from Florida's fund for claims arising from accidents occurring on or after January 1, 1998. Beginning in the third quarter of 2005, the second injury fund assessment in South Carolina was doubled to 36.8% on losses. A pre-tax charge of $3.3 million was recorded in the third quarter of 2005 to reflect the impact of this rate change. During 2006, the second injury fund assessment rate in South Carolina decreased to 24.5% on losses. The impact of this rate change was to increase 2006 pre-tax income by $2.8 million.

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

      On October 24, 2006, NCCI submitted an amended filing calling for a statewide decrease of 15.7%, which was approved by the Florida OIR on October
31, 2006. The new rates apply to all new and renewal policies as of January 1,
2007. The effect of the approved decrease cannot currently be ascertained. If the 2007 premium decrease had been in effect in 2006, our direct premiums written would have declined by $15.8 million, our Florida net loss ratio would have increased by 3.8% and our company-wide net loss ratio would have increased by 2.1%. If the approved rate decrease results in a material adverse effect on our profitability in Florida, we may elect to reduce the amount of premiums written there. In states in which we operate, other than administered pricing states, should our competitors offer products at prices lower than we believe would be profitable, we may decline to compete at those lower prices and our premium levels could be reduced. Many of our competitors are multi-line carriers that can price the workers' compensation insurance that they offer at a loss in order to obtain other lines of business at a profit. As we offer only workers'
compensation insurance, we must make a profit on this business and will not lower our price to obtain business below a price that we believe will be profitable for us.

      Adverse economic conditions for the construction industry across the states in which we do business could also adversely affect our business, as over
40% of our business historically has come from underwriting workers'
compensation insurance for the construction industry. This industry is more vulnerable than most due to downturns in the local economy, including those in the housing market, and natural disasters. We also derive over 20.0% of our business from the goods and services industry and over 15% of our business from the manufacturing industry. Negative developments in these industries would have a greater effect on us, compared to more diversified insurers that also sell other types of insurance products. See also "--Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states."

IF WE ARE UNABLE TO OBTAIN REINSURANCE, OUR ABILITY TO WRITE NEW POLICIES AND
TO RENEW EXISTING POLICIES COULD BE ADVERSELY AFFECTED.

      Like other insurers, we manage risk, in part, by buying reinsurance. We currently purchase excess of loss reinsurance. Under excess of loss reinsurance, a reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. For 2007, 2006 and
2005, our excess of loss reinsurers assumed liability on each loss occurrence up to $30.0 million, $30.0 million and $20.0 million, respectively, subject to our retention of the first $2.0 million.

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

WE HAVE REDUCED OUR USE OF EXCESS OF LOSS REINSURANCE.  THE GREATER RISK WE
HAVE RETAINED COULD RESULT IN LOSSES.

      We reduced the amount of excess of loss reinsurance we purchased in 2005 and subsequent years compared to 2004. For policies effective January 1, 2005 or later, we no longer maintain reinsurance coverage for the layer of loss occurrences in excess of $1.0 million but not in excess of $2.0 million. This layer of excess of loss reinsurance was used in the past primarily to reduce the volatility of our financial results caused by large loss occurrences. We have continued to purchase excess of loss reinsurance for losses above $2.0 million, up to $20.0 million in 2005, and $30.0 million in 2006 and 2007. As a result of the reduction of excess of loss reinsurance purchased, we will reduce our overall reinsurance costs, but will also retain more losses from large loss occurrences.

WE HAVE ELIMINATED OUR USE OF QUOTA SHARE REINSURANCE.  THE GREATER RISK WE
HAVE RETAINED COULD RESULT IN LOSSES.

      We terminated our quota share reinsurance effective June 30, 2004 on new and renewal business. Effective July 1, 2005, we terminated the quota share reinsurance we maintained on a run-off basis for policies written prior to June
30, 2004. Quota share reinsurance was used in the past primarily to increase our underwriting capacity and to reduce our exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of the termination of our quota share reinsurance, we retain and earn more of the premiums we write, but also retain more of the related losses. Our increased exposure to potential losses could have a material adverse effect on our business, financial condition and results of operations.

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

      The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers'
compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected our ability to increase premium rates in other than administered pricing states. Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. The pricing competition has returned during 2006 and this has again affected our ability to increase rates. The supply of insurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to continue to decrease or remain flat. For example, in October 2006, the Florida OIR approved an overall average 15.7% decrease in premium rates for all workers' compensation insurance policies written by all Florida licensed insurance carriers in 2007. This reduction may have a material adverse effect on our profitability in Florida next year and may result in a decrease in the number of policies we issue in
Florida in 2007. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer policies written. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

INVESTIGATIONS INTO INSURANCE AND REINSURANCE PRACTICES COULD CAUSE
VOLATILITY IN OUR STOCK AND ADVERSELY AFFECT OUR BUSINESS.

      The Florida OIR is among the regulators that have been investigating insurance industry practices. On April 20, 2005, the Florida OIR announced that it had issued investigative subpoenas requesting information related to finite reinsurance activities in the insurance industry. Finite reinsurance is a type of reinsurance that is structured to limit the amount of insurance risk the reinsurer assumes. Prior to 2005, AmCOMP did purchase quota share reinsurance, which may have the characteristics of finite reinsurance. In cases where quota share reinsurance qualified for risk transfer, the transaction was treated in our financial statements as reinsurance. In certain other cases, where quota share reinsurance did not qualify for risk transfer, we recorded the effects of the transaction pursuant to deposit accounting. AmCOMP Assurance received and responded to an investigative subpoena from the Florida OIR requesting answers to interrogatories and the production of certain documents relating to the
Florida OIR's civil investigation into finite reinsurance activities in the insurance industry. These inquiries were made to certain other Florida domestic insurers, as well as to certain reinsurers doing business with Florida domestic insurers.

      The Florida OIR's civil investigation, all developing regulatory responses related to the investigation and other investigations relating to brokerage practices in the insurance industry represent an evolving area of law. At this time, we are unable to predict the potential effects, if any, that these investigations and inquiries may have upon the insurance markets and industry business practices. For example, they may lead to changes in industry practices that may make it more difficult for us to compete for insurance business, reduce the effectiveness of our business processes or increase our cost of doing business. For example, 12.0% of our direct premiums written for the year ended
December 31, 2006 were collected by insurance agencies that are responsible for collecting premiums on our behalf. As we do not require a deposit or collateral from these agencies in respect of accrued balances, we may be subject to credit risk with respect to these agencies if they suffer severe financial difficulties as a result of these or other investigations. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition. In addition, to the extent that any of the arrangements into which we routinely enter with our agents were determined to be unlawful, we could be fined or otherwise penalized. These inquiries and investigations have also caused substantial volatility in the prices of insurance company stocks generally, and this volatility may continue or increase in the future if these inquiries and investigations continue or are expanded.

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
Additionally, the Florida OIR has developed and continues to make additional new regulations that would require domestic insurers to make additional disclosures and attestations relating to their finite and other risk limiting reinsurance agreements and comply with new disclosure requirements. Increased regulation of finite reinsurance may affect the availability or cost of reinsurance in ways that are difficult to foresee at present, and could have a material adverse effect on our business.

      Investigations of broker placement and compensation practices initiated by the attorney general's office of certain states, including the State of New
York, together with class action lawsuits initiated against such broker entities and certain insurance companies, have challenged the legality of certain activities conducted by these brokers and companies. The investigations and suits challenge, among other things, the appropriateness of setting fees paid to brokers based on the volume of business placed by a broker with a particular insurer or reinsurer; the payment of contingent fees to brokers by insurers or reinsurers and the alleged conflict of interest arising from such fee arrangements; the nondisclosure by brokers to their clients of contingent fees paid to them by insurers and reinsurers; bid rigging, and tying the receipt of direct insurance to placing reinsurance through the same broker. AmCOMP distributes its products through independent agents who are appointed by and represent the Company and does not distribute through brokers. In some cases, we do pay contingent commissions to our agents. To our knowledge, these investigations have been focused on broker practices. However, these investigations and lawsuits may change industry practices in unforeseeable ways and those changes could adversely affect the competitive environment in our business.

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

      The 2005 Act extended the 2002 Act for an additional two years to December
31, 2007. While the underlying structure of the 2002 Act was left intact, the
2005 Act made some adjustments, including increasing the current insurer deductible to 20% of direct premiums earned in 2007. Our 2007 deductible is equal to 20% of 2006 direct premiums earned, or approximately $54 million.
Commencing on January 1, 2007, for losses in excess of the deductible, Federal reimbursement decreased to 85% of the insurer's loss. After January 1, 2007,
Federal reinsurance will only be available if industry aggregate insured losses from a certified act exceed $100.0 million. Insurers must still provide terrorism insurance for events causing losses up to the above amount, even though Federal reinsurance is only available for events causing losses exceeding that amount.

      Under the 2005 Act, insurers must offer coverage for losses due to terrorist acts in all of their commercial property and casualty insurance policies. The 2005 Act's definition of property and casualty insurance includes workers' compensation insurance. Moreover, the workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts or from nuclear, biological and chemical attacks. In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks. Therefore, acts of terrorism could adversely affect our business and financial condition. The failure to extend the 2005 Act or its extension on terms less favorable to insurers could adversely affect our ability to obtain reinsurance on favorable terms and could influence our underwriting strategy and how we conduct our business in the future.

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

      In addition, the stock market in recent years has experienced substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies whose shares are publicly traded. As a result, the trading price of shares of our common stock may be below your purchase price and you may be unable to sell your shares of common stock at or above the price that you paid, and you may lose some or all of your investment.

FUTURE SALES OF OUR COMMON STOCK, OR THE POSSIBILITY OR PERCEPTION THAT SUCH
FUTURE SALES MIGHT OCCUR, MAY DEPRESS ITS PRICE.

      The market price of our common stock could decline as a result of sales of substantial numbers of shares in the public market, or the perception that these sales could occur. This may make it more difficult for you to sell your shares at a time and at a price that you deem appropriate. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. There were 15,759,889 shares of our common stock outstanding as of
March 12, 2007. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for the 2,762,717 shares held by our senior management, directors and their affiliates.

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

      During the preparation of the financial statements for the quarter ended
September 30, 2006, our independent registered public accounting firm and management identified certain reportable conditions that constitute material weaknesses in the internal controls over financial reporting. Specifically, our independent auditors noted that an error was made in the presentation of our book overdrafts. The error was the result of a book overdraft position being presented as a reduction of "cash and cash equivalents" rather than as an "other liabilities" and required that certain previously filed financial statements be restated.

      Our audit committee and management team agreed with the matters identified as material weaknesses. In response, we initiated corrective actions to address these control deficiencies. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      None

ITEM 2.  PROPERTIES

      Our principal executive offices are located in leased premises of approximately 32,536 square feet in North Palm Beach, Florida. We also lease a total of approximately 70,152 square feet of office space in 10 states. We believe that there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

ITEM 3.  LEGAL PROCEEDINGS

      We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

                                                                     Price Range
                                                                   ---------------
2006                                                                High     Low
----                                                               ------   ------
First Quarter (from February 10, 2006 through March 31, 2006) ..   $ 9.65   $ 8.80

Second Quarter .................................................   $10.54   $ 9.50

Third Quarter ..................................................   $10.34   $ 8.75

Fourth Quarter .................................................   $11.22   $ 9.15

      As of March 12, 2007, there were 15,759,889 shares of common stock issued and outstanding held by 57 shareholders of record, although the number of beneficial shareholders was much larger.

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

UNREGISTERED SALES OF EQUITY SECURITIES

      There were no unregistered sales of equity securities in 2006.

PURCHASE OF EQUITY SECURITIES

      There were no purchases of equity securities by AmCOMP in the fourth quarter of 2006.

PERFORMANCE GRAPH

     Set forth below are a graph and table comparing cumulative total return on $100 invested, alternatively, in our common stock, the AMEX Market Index and the Hemscott Property/Casualty Insurance Group Index for the period commencing on February 10, 2006, the date of our initial public offering, and ending on
December 31, 2006. Calculations were made on a dividends reinvested basis.
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

[GRAPH OMITTED.]

                                                     PERIOD ENDING
                                  ----------------------------------------------------
COMPANY/INDEX/MARKET              2/10/2006 3/31/2006  6/30/2006  9/30/2006 12/31/2006
                                  --------- ---------- ---------- --------- ----------

AmCOMP Incorporated                 100.00    106.56     117.11     107.22    122.11
Property/Casualty Insurance         100.00    100.70      98.40     105.82    114.51
AMEX Market Index                   100.00    101.28      97.47      97.14    106.43

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table gives information about stock option awards under the
Company's equity compensation plans as of December 31, 2006. The plans are discussed further in Note 15 to the Company's Consolidated Financial Statements
included herein.

                                                                                                Number of
                                                                                                securities
                                                                                                remaining
                                                                                              available for
                                                                                             future issuance
                                                                                               under equity
                                               Number of securities    Weighted-average        compensation
                                                to be issued upon      exercise price of     plans (excluding
                                                   exercise of            outstanding           securities
                                               outstanding options,    options, warrants   reflected in column
                                               warrants and rights        and rights               (a))
Plan category                                          (a)                    (b)                  (c)
--------------------------------------------- ----------------------  ------------------- ---------------------
Equity compensation plans approved by
   security holders.........................       1,221,558              $   10.08              220,681
Equity compensation plans not
   approved by security holders.............            --                     --                   --
                                                   ----------             ----------           ----------
 Total                                             1,221,558              $   10.08              220,681
                                                   ==========             ==========           ==========

ITEM 6.  SELECTED FINANCIAL DATA

      YOU SHOULD READ THE FOLLOWING SELECTED CONSOLIDATED FINANCIAL DATA
TOGETHER WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED
NOTES INCLUDED ELSEWHERE IN THIS REPORT.

      THE SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004 AND THE SELECTED CONSOLIDATED BALANCE SHEET
DATA AS OF DECEMBER 31, 2006 AND 2005 ARE DERIVED FROM OUR AUDITED CONSOLIDATED
FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THE SELECTED
CONSOLIDATED STATEMENT OF OPERATIONS DATA FOR THE YEARS ENDED DECEMBER 31, 2003
AND 2002 AND THE SELECTED CONSOLIDATED BALANCE SHEET DATA AS OF DECEMBER 31,
2004, 2003, 2002 ARE DERIVED FROM OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOT INCLUDED IN THIS REPORT. THESE FINANCIAL STATEMENTS HAVE BEEN PREPARED IN
ACCORDANCE WITH GAAP. OUR HISTORICAL RESULTS MAY NOT BE INDICATIVE OF THE
OPERATING RESULTS TO BE EXPECTED IN ANY FUTURE PERIOD.

                                                                                   Year Ended December 31,
                                                           -----------------------------------------------------------------------
                                                              2006            2005            2004         2003            2002
                                                           ----------      ---------       ---------    ----------      ----------
                                                                  (Dollars and shares in thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Net premiums earned                                        $ 266,456       $ 256,603       $ 181,186    $ 164,287       $ 196,478
Net investment income                                         17,461          10,798           6,077        4,803           5,689
Net realized investment (loss) gain                             (307)           (385)            982        2,644             320
Other income (loss)                                              333             285             332       (2,464)(1)       1,446
                                                           ---------       ---------       ---------    ---------       ---------
  Total revenue                                            $ 283,943       $ 267,301       $ 188,577    $ 169,270       $ 203,933
                                                           ---------       ---------       ---------    ---------       ---------
EXPENSES:
Losses and loss adjustment expenses(2)                     $ 163,670       $ 143,663       $ 119,121    $ 109,518       $ 126,386
Policy acquisition expenses                                   49,547(3)       51,508(4)       19,499       21,735          40,925
Underwriting and other expenses                               32,175          34,447          32,280       30,244          25,579
Dividends to policyholders                                     9,926           8,612           6,983        5,796           5,931
Interest expense                                               3,807           2,960           1,389          410             352
                                                           ---------       ---------       ---------    ---------       ---------
  Total expenses                                           $ 259,125       $ 241,190       $ 179,272    $ 167,703       $ 199,173
                                                           ---------       ---------       ---------    ---------       ---------
Income before income taxes                                    24,818          26,111           9,305        1,567           4,760
Income tax expense                                             8,256           9,326           4,275          632           1,379
                                                           ---------       ---------       ---------    ---------       ---------
Net income before cumulative effect of accounting
change                                                        16,562          16,785           5,030          935           3,381
                                                           ---------       ---------       ---------    ---------       ---------
Cumulative effect of accounting change                          --              --              --           --             2,455(5)
                                                           ---------       ---------       ---------    ---------       ---------
  Net income                                               $  16,562       $  16,785       $   5,030    $     935       $   5,836
                                                           =========       =========       =========    =========       =========
OPERATING DATA:
Direct premiums written                                    $ 266,827       $ 270,331       $ 260,173    $ 231,083       $ 227,241
Gross premiums written                                       273,713         277,095         270,981      239,484         232,536
Net premiums written                                         264,788         267,652         217,472      144,952         209,537
PER SHARE DATA:
Earnings per share
 Basic                                                     $    1.15       $    3.13       $    0.94    $    0.17       $    1.07
 Diluted                                                        1.11            1.76            0.53         0.10            0.61
Weighted average common shares outstanding
 Basic                                                        14,452           5,367           5,368        5,368           5,437
 Diluted                                                      14,931           9,562           9,564        9,562           9,628

                                                                                   Year Ended December 31,
                                                           -----------------------------------------------------------------------
                                                              2006            2005            2004         2003            2002
                                                           ----------      ---------       ---------    ----------      ----------
                                                                  (Dollars and shares in thousands, except per-share data)
SELECTED INSURANCE RATIOS:
Net loss ratio(6)                                               61.4%           56.0%           65.7%        66.7%           64.3%
Net policy acquisition expense ratio(7)                         18.6            20.1            10.8         13.2            20.8
Underwriting and other expense ratio(8)                         12.1            13.4            17.8         18.4            13.0
                                                           ---------       ---------       ---------    ---------       ---------
Net combined ratio, excluding policyholder dividends(9)         92.1%           89.5%           94.3%        98.3%           98.1%
                                                           ---------       ---------       ---------    ---------       ---------
Dividend ratio(10)                                               3.7             3.4             3.9          3.5             3.0
                                                           ---------       ---------       ---------    ---------       ---------
Net combined ratio, including policyholder dividends(11)        95.8%           92.9%           98.2%       101.8%          101.1%
                                                           =========       =========       =========    =========       =========

                                                         As of December 31,
                                      --------------------------------------------------------
                                          2006       2005       2004       2003       2002
                                      ----------- ---------- ---------- ---------- -----------
                                      (Dollars and shares in thousands, except per share data)
Balance Sheet Data:
ASSETS
Cash and investments                    $436,775   $338,546   $265,407   $183,884   $141,532
Premiums receivable--net                 106,270    104,522    101,638     96,818     94,133
Reinsurance recoverables                  75,360     83,880    115,870     99,894     84,907
Deferred policy acquisition costs         20,749     19,413     14,695      4,902     16,149
Deferred income taxes                     21,613     20,871     17,646     19,368     12,065
Other assets                              23,730     22,455     32,814     52,506     64,351
                                        --------   --------   --------   --------   --------
Total assets                            $684,497   $589,687   $548,070   $457,372   $413,137
                                        --------   --------   --------   --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment
  expenses                              $334,363   $309,857   $297,698   $251,122   $227,714
Unearned and advance premiums            115,218    115,574    114,235    102,804     89,350
Notes Payable                             38,250     40,036     41,821     11,607      7,438
Other liabilities                         57,378     52,239     35,981     37,055     32,492
                                        --------   --------   --------   --------   --------
Total liabilities                        545,209    517,706    489,735    402,588    356,994
Preferred stock                             --       23,098     23,098     23,098     23,098
Total stockholders' equity               139,288     71,981     58,335     54,784     56,143
                                        --------   --------   --------   --------   --------
Total liabilities and stockholders'
  equity                                $684,497   $589,687   $548,735   $457,372   $413,137
                                        --------   --------   --------   --------   --------

(1)   Includes a pre-tax loss of $2.1 million from the commutation of two reinsurance agreements in 2003.

(2)   Includes favorable loss reserve development for the years ended December
      31, 2006, 2005, 2004, 2003 and 2002 of $14.2 million, $24.7 million, $8.3 million, $1.0 million and $0.4 million, respectively.

(3)   During 2006, the second injury fund assessment rate in South Carolina decreased to 24.5% on losses. The impact of this rate change was to increase 2006 pre-tax income by $2.8 million.

(4)   Beginning in the third quarter of 2005, the second injury fund assessment in South Carolina was doubled, which resulted in a pre-tax charge of $3.3 million in the third quarter of 2005.

(5)   Reflects the write off of negative goodwill upon adoption of Statement of
      Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE
      ASSETS.

(6)   Losses and LAE divided by net premiums earned, after the effects of reinsurance.

(7)   Policy acquisition expenses, including commissions, assessments, premium tax and general and administrative expenses directly associated with policy acquisition, divided by net premiums earned, after the effects of reinsurance.

(8)   Underwriting and other expenses not directly associated with policy acquisition divided by net premiums earned.

(9)   Sum of ratios computed in footnotes 6, 7 and 8.

(10)  Dividends to policyholders divided by net premiums earned.

(11)  Sum of ratios computed in footnotes 9 and 10.

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
FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. OUR
ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER FROM THOSE REFERRED TO HEREIN DUE TO
A NUMBER OF FACTORS, INCLUDING THE RISKS DESCRIBED IN THE SECTIONS ENTITLED
"RISK FACTORS" AND "FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS" AND
ELSEWHERE IN THIS REPORT.

OVERVIEW

      AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and AmCOMP
Assurance, in the workers' compensation insurance business. Our long-term source of consolidated earnings is principally the income from our workers'
compensation insurance business and investment income from our investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment. We are licensed to provide workers' compensation insurance in 23 states, but currently focus our resources in 15 states that we believe provide the greatest opportunity for near-term profitable growth.

      Our results of operations are affected by the following business and accounting factors and critical accounting policies:

      REVENUES

      Our revenues are principally derived from:

         o  premiums we earn from the sale of workers' compensation insurance policies and from the portion of the premiums assumed from the
            National Workers' Compensation Reinsurance Pool ("NWCRP") and other state mandated involuntary pools, which we refer to as gross premiums, less the portion of those premiums that we cede to other insurers, which we refer to as ceded premiums. We refer to the difference between gross premiums and ceded premiums as net premiums; and

         o  investment income that we earn on invested assets.

      EXPENSES

      Our expenses primarily consist of:

         o  insurance losses and LAE relating to the insurance policies we write directly and to the portion of the losses assumed from the state mandated involuntary pools, including estimates for losses incurred during the period and changes in estimates from prior periods, which we refer to as gross losses and LAE, less the portion of those insurance losses and LAE that we cede to our reinsurers, which we refer to as ceded losses and LAE. We refer to the difference as net losses and LAE;

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

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future. We view as our critical accounting policies the estimates and assumptions used in establishing our loss reserves, reinsurance, reinsurance recoverables, premium revenues, deferred policy acquisition costs, valuation of investments and dividends to policyholders.

      LOSS AND LOSS ADJUSTMENT EXPENSES

      We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. We are also liable for a proportional share of losses from state mandated involuntary pools. The state mandated involuntary pools a mechanism used to reinsure the risk underwritten by state created workers' compensation insurance. Insurance companies are generally required to participate in these state created workers' compensation insurance programs as a condition to conducting business in these states. The NWCRP, the largest of the state mandated involuntary pools, is administered by NCCI. Each year, NCCI establishes an estimated reserve for losses arising from this pool and notifies us of our proportionate share of loss reserves from this pool. We add our share of the loss reserves from this pool to the loss reserves for the insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid loss and LAE, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. Except as mandated by Texas statutes on fatality claims where the calculation takes into account the life expectancy of a surviving spouse, we do not discount our reserves for estimated losses and
LAE.

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

      Our internal actuaries and the independent actuarial consulting firm we have retained prepare estimates of our insurance subsidiaries' IBNR reserves by state and loss year using generally accepted actuarial techniques. These estimates are currently prepared quarterly. Our independent actuarial firm participates in our IBNR estimation process three times annually (as of June 30,
September 30 and December 31). These estimates are analyzed on a gross of reinsurance basis and on a net of all reinsurance recoverables basis. Estimation of loss reserves is subject to variation as a result of factors such as inflation, claims settlement patterns, legislative activity and litigation trends. Our IBNR estimates are affected by the results of nine separate actuarial reserving methods, our assumptions regarding the adequacy of case reserves, the impact of future wage and medical inflation, litigation trends, the quality of recent underwriting standards and actuarial judgment. Consistent with industry practices, the actuarial judgment of our management plays a significant part in the reserving process. Actuarial judgment takes into account our assumptions regarding future claims emergence, the number of claims to be closed in the future with or without payment, amounts that may be collected from subrogation and any other changes expected to occur in the future. Changes in the assumptions we employ or our estimates associated with such assumptions could result in materially different amounts being reported as reserves. If necessary, we will increase or decrease the level of our reserves, with a corresponding change in our expenses in the period in which the increase or decrease occurs, as experience develops or new information becomes known in the period in which changes to the estimates are determined. As of December 31,
2006, our case reserves and IBNR net of reinsurance were $172.4 million and
$89.7 million, respectively. Gross of reinsurance, these amounts were $196.8 million and $137.6 million, respectively.

      The range of estimates for IBNR as of December 31, 2006 produced by the various separate actuarial reserving methods we reviewed ranged from $31.7 million above the point estimate (for the reserve development method) and $31.1 million below the point estimate (for the paid loss development method). This range does not necessarily constitute a range of reasonable estimates and does not imply that each of these loss estimates is equally likely. No one actuarial reserving method has consistently been found to be more predictive than any other.

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
In addition, the first two methods utilize our initial expected loss ratio (the ratio of losses and LAE incurred to net premiums earned) to estimate the reserve. The initial expected loss ratio is estimated based on the average premium level of our risks relative to industry expected losses for the size and types of risks we write. The initial expected loss ratio will change between accident years depending on our pricing in those accident years, but generally will not change between successive evaluations of losses.

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

Accident Years          Method                                   Weight
---------------         ------                                   ------
2001 to 2006..........  Paid Bornhuetter-Ferguson Method            25%
2001 to 2006..........  Incurred Bornhuetter-Ferguson Method        25%
2001 to 2006..........  Paid Loss Development Method                25%
2001 to 2006..........  Incurred Loss Development Method            25%
1982 to 2000..........  Paid Bornhuetter-Ferguson Method             0%
1982 to 2000..........  Incurred Bornhuetter-Ferguson Method         0%
1982 to 2000..........  Paid Loss Development Method                50%
1982 to 2000..........  Incurred Loss Development Method            50%

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

      Reserve estimates derived using the Bornhuetter-Ferguson methods are driven by our assumptions related to the expected loss ratio and the expected reporting or payment pattern for losses, while reserve estimates derived using the loss development methods are solely driven by our assumptions related to the expected reporting and payment patterns, and are not at all affected by our assumptions related to the expected loss ratio. Reporting and payment pattern refers to the estimated percentage of the ultimate losses for a particular state that have been reported or paid at a particular valuation date. The table below quantifies the impact that reasonably likely changes in these three variables--the expected loss ratio, the expected payment pattern and the expected reporting pattern for losses--would have on the recorded net and gross reserves for losses and LAE at December 31, 2006. Due to the selection of weights in the table above, changes in the initial expected loss ratio do not have an effect on accident years prior to 2000.

SENSITIVITY OF NET LOSS RESERVES TO CHANGES IN ACTUARIAL ASSUMPTIONS
as of December 31, 2006
(all dollar amounts in thousands)

SENSITIVITY OF NET LOSS RESERVES TO CHANGES IN ACTUARIAL ASSUMPTIONS
as of December 31, 2006
(all dollar amounts in thousands)
                                                              Change in Net Loss
Change in Assumptions                                              Reserves
--------------------------------------------------------      ------------------
Improve Expected Loss Ratio by 10%                             $    (7,943)

Deteriorate Expected Loss Ratio by 10%                               7,943

Improve Paid Loss Development Pattern by 10%                        (9,310)

Deteriorate Paid Loss Development Pattern by 10%                     9,079

Improve Incurred Loss Development Pattern by 10%                    (3,561)

Deteriorate Incurred Loss Development Pattern by 10%                 3,510

Improve Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                       (20,418)

Improve Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                     4,192

Deteriorate Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                        (5,403)

Deteriorate Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                    20,892

SENSITIVITY OF GROSS LOSS RESERVES TO CHANGES IN ACTUARIAL ASSUMPTIONS
as of December 31, 2006
(all dollar amounts in thousands)
                                                            Change in Gross Loss
Change in Assumptions                                             Reserves
--------------------------------------------------------    --------------------
Improve Expected Loss Ratio by 10%                               $(10,710)

Deteriorate Expected Loss Ratio by 10%                             10,710

Improve Paid Loss Development Pattern by 10%                      (14,225)

Deteriorate Paid Loss Development Pattern by 10%                   13,919

Improve Incurred Loss Development Pattern by 10%                   (5,415)

Deteriorate Incurred Loss Development Pattern by 10%                5,343

Improve Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                      (29,725)

Improve Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                    7,966

Deteriorate Expected Loss Ratio by 10%
and Improve Loss Development Patterns by 10%                       (9,554)

Deteriorate Expected Loss Ratio by 10%
and Deteriorate Loss Development Patterns by 10%                   30,558

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

      REINSURANCE RECOVERABLES

      Reinsurance recoverables represent: (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables, by necessity, are based upon estimates and are reported on our balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and rating agency ratings of our reinsurers. We require reinsurers that are not admitted reinsurers in Florida, if any, (where our insurance subsidiaries are domiciled)
to collateralize their share of the unearned premiums and unpaid loss reserves in order that our insurance subsidiaries receive credit for reinsurance on their statutory financial statements. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. While management believes that the amount accrued is collectible, the ultimate recovery may be greater or less than the amount accrued.

      RECOGNITION OF PREMIUM REVENUE

      All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided. The insurance premiums we charge are billed to our policyholders either annually or under various installment plans based on the estimated annual premium under the policy terms. We recognize the premium revenue for the proportionate share of the risks assumed from state mandated involuntary pools on a quarterly basis. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine earned premiums for the policy year.
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

      DEFERRED POLICY ACQUISITION COSTS

      To the extent recoverable from future policy revenues, costs that vary with and are primarily related to the production of new and renewal business, such as commissions paid to agents and our other acquisition expenses, net of reinsurance ceding allowances received, have been deferred and are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits such deferred amounts to their estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting. If our insurance underwriting ceases to be profitable, we may have to write off a portion of our deferred policy acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized. At December 31, 2006 and 2005, our deferred acquisition costs were
$20.7 million and $19.4 million, respectively.

      INVESTMENTS

      Fixed maturity investments are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are reported at amortized cost. Securities classified as available-for-sale are reported at fair value with unrealized appreciation and depreciation, net of deferred taxes, on our balance sheet in accumulated other comprehensive income as a separate component of stockholders' equity. We have historically held until maturity those securities designated as held-to-maturity and intend to maintain our investment guidelines so that we would do so in the future.

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

MEASUREMENT OF RESULTS

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums written. We measure our operating results by examining our net income, return on equity, and our loss, expense, dividend and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

      GROSS PREMIUMS WRITTEN. Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten by our insurance subsidiaries. Assumed premiums written represent our share of the premiums assumed from state mandated involuntary pools. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

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

      NET PREMIUMS EARNED. Net premiums earned represent that portion of net premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year and is recognized as revenue. It represents the portion of premium that belongs to us on the part of the policy period that has passed and for which coverage has been provided. Net premium earned is used to calculate the net loss, net expense and dividend ratios, as indicated below.

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

      POLICY ACQUISITION EXPENSE RATIO. The policy acquisition expense ratio is a measure of an insurance company's operational efficiency in producing and underwriting its business. Expressed as a percentage, this is the ratio of policy acquisition expenses to net premiums earned.

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

      NET COMBINED RATIO. The net combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss, policy acquisition expense, underwriting and other expense, and dividend ratios. If the net combined ratio is at or above 100, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

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

RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                Year Ended December 31,
                                        ---------------------------------------
                                                                                    Increase    Increase
                                                                                   (decrease)  (decrease)
                                                                                    2006 over  2005 over
                                           2006          2005            2004         2005       2004
                                        ----------    ----------      ----------   ---------- -----------
                                                               (Dollars in thousands)
SELECTED FINANCIAL DATA:
Gross premiums written                  $ 273,713      $ 277,095      $ 270,981       (1.2)%      2.3%
Net premiums written                      264,788        267,652        217,472       (1.1)      23.1
Gross premiums earned                     277,018        276,117        259,445        0.3        6.4

Net premiums earned                       266,456        256,603        181,186        3.8       41.6
Net investment income                      17,461         10,798          6,077       61.7       77.7
Net realized investment (loss) gain          (307)          (385)           982      (20.3)    (139.2)
Other income                                  333            285            332       16.8      (14.2)
                                        ---------      ---------      ---------
Total revenue                           $ 283,943      $ 267,301      $ 188,577        6.2%      41.7%
                                        ---------      ---------      ---------
Losses and loss adjustment expenses       163,670        143,663        119,121       13.9       20.6
Policy acquisition expenses                49,547         51,508         19,499       (3.8)     164.2
Underwriting and other expenses            32,175         34,447         32,280       (6.6)       6.7
Dividends to policyholders                  9,926          8,612          6,983       15.3       23.3
Interest expense                            3,807          2,960          1,389       28.6      113.1
Federal and state income taxes              8,256          9,326          4,275      (11.5)     118.2
                                        ---------      ---------      ---------     ------     ------
Net income                              $  16,562      $  16,785      $   5,030       (1.3)%    233.7%
                                        =========      =========      =========     ======     ======

KEY FINANCIAL RATIOS:
Net loss ratio                               61.4%          56.0%          65.7%
Net policy acquisition expense ratio         18.6           20.1           10.8
Underwriting and other expense ratio         12.1           13.4           17.8
                                        ---------      ---------      ---------
Net combined ratio, excluding
policyholder dividends                       92.1%          89.5%          94.3%
Dividend ratio                                3.7            3.4            3.9
                                        ---------      ---------      ---------
Net combined ratio, including
policyholder dividends                       95.8%          92.9%          98.2%
                                        =========      =========      =========

------------

      GROSS PREMIUMS WRITTEN decreased $3.4 million, or 1.2% in 2006 as compared to 2005. Direct premiums written decreased $3.5 million, while assumed premiums written increased $0.1 million. The decrease in direct premiums written is primarily driven by decreases in direct written premiums in Florida ($8.4 million), Indiana ($6.8 million), and Tennessee ($3.3 million), offset by increases in Texas ($5.0 million), Illinois ($3.3 million), Wisconsin ($2.9 million), North Carolina ($2.5 million), and Virginia ($1.5 million). All other states decreased by $0.2 million. The decrease in Florida premiums is the result of a rate decrease during the year, with the number of policies written in
Florida remaining relatively flat. For all other states with significant changes in direct premiums written, the change in the number of policies was consistent with the change in direct premiums written. The overall number of policies written decreased 2.2% during the year.

      Gross premiums written increased $6.1 million, or 2.3% in 2005 as compared to 2004. Gross premiums written were relatively flat in 2005 primarily due to a decrease in assumed premiums from the NWCRP involuntary pool, which declined
$4.0 million to $6.8 million in 2005 from $10.8 million in 2004. Direct written premium increased 3.9% to $270.3 million in 2005 from $260.1 million in 2004.

This is attributable to an increase in the number of policies written. The average policy premium did not change significantly from 2004 to 2005.

      NET PREMIUMS WRITTEN decreased $2.9 million, or 1.1% in 2006 as compared to 2005. This decrease is the result of the decrease in gross premiums written.
The retention in our 2006 and 2005 excess-of-loss treaties was unchanged at $2.0 million.

      Net premiums written increased $50.2 million, or 23.1% in 2005 as compared to 2004. Net premiums written were significantly impacted by the changes in our quota share reinsurance arrangements. In 2004, we terminated our quota share reinsurance arrangement for new and renewal business effective July 1, 2004. The premium associated with quota share reinsurance was completely run off by July
1, 2005. The increase in the retention in our 2005 excess-of-loss reinsurance program reduced our ceded premiums written for the $1.0 million excess of $1.0 million layer.

      GROSS PREMIUMS EARNED increased $0.9 million, or 0.3% in 2006 as compared to 2005. This increase is the direct result of an increase in direct earned premiums, with the largest increases being in Wisconsin ($4.3 million), Texas
($3.7 million) and Illinois ($3.5 million), offset by decreases in Indiana ($5.6 million) and Tennessee ($4.6 million). Florida earned premium decreased $0.7 million.

      Gross premiums earned increased $16.7 million, or 6.4% in 2005 as compared to 2004. This increase was the result of consistent overall growth each quarter throughout 2004 and 2005.

      NET PREMIUMS EARNED increased $9.9 million, or 3.8 % in 2006 as compared to 2005. This increase is in part attributable to the elimination of the quota share reinsurance on all new and renewal business after July 1, 2004. During
2006 the activity on quota share treaties was minimal and attributable to premium audits performed on prior year policies. In 2005, $7.3 million of earned premiums was ceded under quota share reinsurance agreements The remaining increase in 2006 net premiums earned is primarily the result of the reduction in the excess-of-loss reinsurance contractual rate from 4.5% of direct premiums written in 2005 to 3.2% in 2006. The rate decrease in the excess-of-loss reinsurance is due to the elimination of ceding commission in the 2006 contract.

      Net premiums earned increased $75.4 million, or 41.6 % in 2005 as compared to 2004. The increase in net premiums earned in 2005 is greater than the increase in gross premiums earned due to the elimination of quota share reinsurance on all new and renewal business after July 1, 2004 and the reduction in excess-of-loss reinsurance premiums from 7.5% of gross premiums earned in
2004 to 4.5% for 2005 as a result of an increase in our retention level.

      The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                                                Percent of                Percent of                Percent of
                                                   Gross                    Gross                      Gross
                                                 Premiums                  Premiums                  Premiums
                                      2006        Earned        2005        Earned        2004        Earned
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                             (Dollars in thousands)

Gross premiums earned              $ 277,018      100.0%     $ 276,117      100.0%     $ 259,445      100.0%
Excess reinsurance premiums          (10,814)      (3.9)       (12,224)      (4.5)       (19,322)      (7.5)
Facultative reinsurance premiums         221        0.1           --          --           --           --
Quota share reinsurance premiums          31        0.0         (7,290)      (2.6)       (58,937)     (22.7)
                                   ---------       ----      ---------     ------      ---------     ------
Net premiums earned                $ 266,456       96.2%     $ 256,603       92.9%     $ 181,186       69.8%
                                   =========       ====      =========     ======      =========     ======

      NET INVESTMENT INCOME increased $6.7 million or 61.7% in 2006 as compared to 2005. The increase is attributable to two factors. First, the investment portfolio increased $94.1 million over December 31, 2005. The additional funds available for investment were provided by $48.0 million of net initial public offering proceeds, and $54.2 million of net cash provided by operating activities. Additionally, at December 31, 2006, the yield to maturity on the portfolio increased to 5.4% from 4.9% in the prior year.

Net investment income increased $4.7 million, or 77.7% in 2005 as compared to 2004. The increase in investment income was the result of the increase in our investment portfolio due to the commutation of two of our reinsurance treaties, an increase in our net operating cash flow as a result of the elimination of the use of quota share reinsurance, and an increase in the size of our investment portfolio. Additionally, at December 31, 2005 the market yield to maturity increased to 4.9% from 3.6% in 2004.

      NET REALIZED INVESTMENT LOSS was $0.3 million in 2006, as compared to $0.4 in 2005. As the Company sells few securities the amount of loss recorded is relatively small as a percentage of net income. During the year ended December
31, 2006, three other-than-temporary impairments totaling approximately $0.2 million were recorded on our investments, which are included in the current year realized loss.

      Net realized investment (loss) gain was ($0.4) in 2005, as compared to
$1.0 in 2004. In 2005 we sold two bonds due to credit issues, which accounted for the majority of our realized loss. In 2004, due to a decline in interest rates, we sold securities in our investment portfolio and recognized gains.

      LOSSES AND LOSS ADJUSTMENT EXPENSES increased $20.0 million, or 13.9% in
2006 as compared to 2005. Loss and loss adjustment expenses were 61.4% and 56.0%
of net premiums earned in 2006 and 2005, respectively. The primary causes of the increased loss ratios are the reduction of the redundancy as well as an increase in catastrophic claims and an overall increase in severity during 2006.
Reflected in our losses and LAE in 2006, is a $14.2 million redundancy, net of reinsurance, for years prior to 2006. Excluding assumed business, this redundancy was attributable to prior year reserve decreases in Florida ($10.9 million), Tennessee ($7.2 million), Indiana ($4.3 million), and Texas ($3.7 million), offset by increases in North Carolina ($4.7 million), and Wisconsin
($3.8 million), with the remaining offset being attributable to other states and assumed business. Reflected in our losses and LAE in 2005, was a $24.7 million redundancy, net of reinsurance, for years prior to 2005. Additionally, as of
December 31, 2006, the current accident year loss ratio, excluding the involuntary pool and ULAE, increased to 63.4% from 61.3% for the prior accident year. Contributing to the higher accident year loss ratio were increases in
South Carolina (to 124.2% from 66.9% at December 31, 2005), Virginia (to 95.1%
from 56.5%), Georgia (to 80.3% from 60.7%), and North Carolina (to 91.5% from
67.5%). These increases were offset by decreases in net accident year loss ratios for Tennessee (to 79.3% from 101.6%) and Texas (to 39.2% from 44.6%).
Loss and LAE on involuntary pools increased to 1.2% of net earned premiums from
0.8% as of December 31, 2005. Additionally, ULAE was 3.9% of net earned premium for the year ended December 31, 2006, and 3.7% for the year ended December 31,
2005.

      Losses and loss adjustment expenses increased $24.5 million, or 20.6% in
2005 as compared to 2004. Loss and loss adjustment expenses were 56.0% and 65.7%
of net premiums earned in 2005 and 2004, respectively. Reflected in our losses and LAE in 2005, is a $24.7 million redundancy, net of reinsurance, for years prior to 2005. Reflected in our losses and LAE in 2004, was a $8.3 million redundancy, net of reinsurance, for years prior to 2004. The loss development we have experienced in recent years has been significantly lower than our selected development factors. Because of the Company's extensive history in Florida,
Florida loss development factors significantly influence the results of our actuarial reserving methods. The results of these methods, in turn, influence the IBNR estimate. In recent years, Florida loss development experience has decreased from previous levels.

      We observed that a general downward trend in loss development factors in place for some time accelerated in 2003. We believe that much of this trend is due to the effects of Florida Senate Bill 50A, enacted on October 1, 2003. This law was a workers' compensation reform act that reduced attorney fees and involvement on open workers' compensation claims in Florida. In this environment, there is less uncertainty surrounding the ultimate cost of claims, and there is a greater ability to settle claims promptly. Both of these factors lower loss development. Based on the entirety of our loss development history, including the observations noted above, with each passing quarter of favorable loss development, the loss development experience becomes more credible, and the expected future development decreases. This resulted in a change in 2005 in selected loss development factors affecting all accident years. Excluding ULAE and state mandated involuntary pools, Florida experienced $11.0 million in redundancy, Texas $5.3 million, Georgia $3.0 million, Virginia $2.7 million and
Indiana $2.7 million. Overall, the 2005 accident year net loss ratio was 61.3%
at December 31, 2005, compared to a 2004 accident year net loss ratio of 67.1 at
December 31, 2004. In 2005, NWCRP pool losses of $7.3 million were allocated to us, representing 88.1% of net premiums earned from that pool during 2005.

      POLICY ACQUISITION EXPENSES decreased $2.0 million, or 3.8% in 2006 as compared to 2005. Policy acquisition expenses were 18.6% and 20.1% of net premiums earned in 2006 and 2005, respectively. This decrease is the result of decreases in premium taxes and assessments, partially offset by increases in commissions and the general and administrative expense component of policy acquisition expenses. Premium taxes represented 1.6% of net premiums earned, compared to 1.9% for 2005. This decrease is the result of the application of state income tax credits allowed on the Florida premium tax return in the current year. Assessments represented 3.0% of net premiums earned, compared to
6.5% for 2005. This is due in part to a approximately 30% decrease in the South
Carolina SDTF rate during the third quarter of 2006, and a 90% increase in the rate in the third quarter of 2005. Additionally, in 2006 the rate used for the
2005 premium assessment by the Florida Guarantee Fund assessment was reduced to zero from the original 2% accrued during 2005. The Florida Workers' Compensation
Insurance Guarantee Association did not assess the 2005 premiums in 2005;
however, it reserved the right to assess the 2005 premiums in 2006 if any solvency issues arose that required additional cash flow for the Association. As no assessment was made during 2006 for premiums written in 2005, and the time period in which the Association was able to assess the 2005 premiums has passed, the accrual for assessment on the 2005 premium was reduced to zero. These decreases were partially offset by an increase in commissions. The commissions increase is the result of receiving no ceding commission to offset commission expense on the 2006 excess-of-loss treaty, compared to a 35% commission received on the 2005 treaty. In 2005, ceding commissions reduced policy acquisition expenses by $7.4 million, which decreased the expense ratio by 2.9%. In 2006, ceding commission was reduced to $1.9 million, which decreased the expense ratio by 0.7%. The general and administrative expenses associated with policy acquisition costs represented 3.9% of net premiums earned, compared to 3.4% for
2005. This increase is primarily the result of an increase in the payroll expense attributed to underwriting in 2006.

      Policy acquisition expenses increased $32.0 million, or 164.2% in 2005 as compared to 2004. Policy acquisition expenses were 20.1% and 10.8% of net premiums earned in 2005 and 2004, respectively. Policy acquisition expenses are recorded net of ceding commissions. In 2005, as a result of the elimination of quota share reinsurance, ceding commission decreased $17.5 million to $7.4 million. Direct commissions as a percent of direct premiums earned increased to
9.4% 2005 from 8.7% for 2004. The increase is due to the change in geographic mix of our book of business. Florida, which had an average commission rate of
10.2% (the highest of the states), accounted for 40.3% of direct premiums written as compared to only 35.5% for the prior year. Georgia, North Carolina,
South Carolina and Virginia, which had an average commission rate of only 7.7%, accounted for only 13.0% of direct premiums written for 2005, down from 17.6% in the prior year. Assessments increased to 6.8% of direct premiums earned for 2005 from 3.8% for the prior year due primarily to the doubling of the South Carolina
Second Disability Trust Fund assessment rate in the third quarter of 2005. The impact of this rate increase was a pre-tax charge of $3.3 million in the third quarter of 2005. Premium tax expense increased to 1.6% from 1.4% of direct premiums earned during 2005 and 2004, respectively. This is due to Florida's increased effective rate from the reduction of the credits allowed for the administrative assessment. Administrative assessments paid in Florida are allowed as a credit against premium taxes. The administrative assessment rate decreased in 2005 thereby reducing the amount of credit allowed and resulting in an increase in the Florida premium tax effective rate.

      UNDERWRITING AND OTHER EXPENSES decreased $2.3 million, or 6.6% in 2006 as compared to 2005. Underwriting and other expenses were 12.1% and 13.4% of net premiums earned in 2006 and 2005, respectively. The decrease in underwriting and other expense is primarily attributable to decreases in agent incentives of $1.0 million and litigation reserve expenses of $1.4 million. In 2005 we recorded a
$1.3 million accrual in connection with outstanding litigation, as discussed in
Note 10, with no similar amount recorded in 2006. Also in 2006, the positive premiums receivable collection trend continued, resulting in a reduced bad debt expense. These decreases in underwriting and other expenses were partially offset by increases in expenses associated with being a public company including increases in auditing, actuarial, investor relations, Sarbanes Oxley compliance readiness, and directors and officers insurance.

      Underwriting and other expenses increased $2.2 million, or 6.7% in 2005 as compared to 2004. Underwriting and other expenses were 13.4% and 17.8% of net premiums earned in 2005 and 2004, respectively. The increase in net premiums earned in the 2005 period significantly reduced the net expense ratio. The $2.2 million increase in underwriting and other expenses was attributable to an increase in human resource expenses by $1.0 million in 2005 from 2004 attributable to additional employees and higher compensation costs. The continued improvement in our collection practices in 2005 enabled us to lower the allowance for doubtful accounts by approximately $1.4 million in 2005.

      DIVIDENDS TO POLICYHOLDERS increased $1.3 million, or 15.3 % in 2006 as compared to 2005. Dividends to policyholders were 3.7% and 3.4% of net premiums earned in 2006 and 2005, respectively. This is due to an increase in direct premiums earned in Wisconsin, one of the states in which policyholders are eligible for dividend plans. The percentage of direct premiums written in
Florida on a dividend plan increased slightly to 37.8% in 2006 from 36.8% in
2005. The percentage of direct premiums written in Wisconsin on a dividend plan decreased to 84.1% in 2006 from 86.4% in 2005. The company wide direct premiums written on a dividend plan increased to 25.7% in 2006 from 24.9% in 2005.

      Dividends to policyholders increased $1.6 million, or 23.3% in 2005 as compared to 2004. This was due to an increase in gross premiums earned in
Wisconsin and Florida, the states in which policyholders are eligible for dividend plans. Additionally, the percentage of direct premiums written in
Florida on a dividend plan increased to 36.8% in 2005 from 32.3% in 2004.
Wisconsin's direct written premiums on dividend plans decreased to 86.4 % from
89.4% in 2004. The company wide direct premiums written on a dividend plan increased to 24.9% from 21.1% in 2004.

      INTEREST EXPENSE increased $0.8 million, or 28.6% in 2006 as compared to
2005. The increase is attributable to an interest rate increase of approximately
1% on our $38.3 million of variable rate debt. Additionally, during 2006, interest expense increased as the result of accruing approximately $0.3 million of interest in connection with an interest bearing payable.

      Interest expense increased $1.6 million, or 113.1% in 2005 as compared to
2004. The increase is due to interest paid on $32.0 million of surplus notes issued to third parties in 2004. These surplus notes were issued at various times during the second and third quarters of 2004 and are subject to floating interest rates. The rates increased in 2005 by over 200 basis points.

      FEDERAL AND STATE INCOME TAXES decreased $1.1 million, or 11.5% in 2006 as compared to 2005. Federal and state income taxes were 33.3% of pretax income in
2006, and 35.7% in 2005. The primary causes of the decrease are a change in the tax rate applied to the deferred tax assets, and a decrease in state income taxes. In 2006, the federal effective rate used in calculating the value of the deferred tax assets was increased to 35% from 34%. This adjustment in the rate was made to more accurately reflect the federal tax rate at which the Company is expected to be taxed when the deferred tax asset is utilized. The decrease in state tax expense is a result of amending the 2005 and 2004 Florida state income tax returns to apportion interest income between states in which we operate.
These amended returns resulted in additional state tax refund amounts recorded in the current period related to prior years. These decreases were partially offset by other increases, including a provision to return adjustment.

      Federal and state income taxes increased $5.1 million, or 118.2% in 2005 as compared to 2004. Federal and state income taxes were 35.7% of pretax income in 2005, and 46.0% of pretax income in 2004. The effective tax rate for 2005 includes a 35% federal tax rate. The state of Florida's tax rate is 5.5%. We apportion our pretax income to the State of Florida according to the State's apportionment factors. For 2005, this decreased the effective state tax rate to
3.5%. This was an increase compared to our 2004 apportioned rate used of 2.5%.
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

      NET INCOME decreased $0.2 million or 1.3% in 2006 as compared to 2005.
Increases in net premiums earned and net investment income of $9.9 million and
$6.7 million respectively, and a decrease in underwriting and acquisition expenses of $4.2 million, were offset by an increases in loss and loss adjustment expenses and dividends of $20.0 million and $1.3 million, respectively .

      Net income increased $11.8 million or 233.7% in 2005 as compared to 2004.
Net income was significantly impacted by our losses and LAE relative to the net premiums earned as indicated by net loss ratios of 56.0 % and 65.7% in 2005 and
2004, respectively.

      RETURN ON EQUITY - Our annualized return on equity for the years ended
December 31, 2006 and 2005 is 15.7% and 25.8%, respectively.

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

                              For the Twelve Months Ended
                                      December 31,
                          ------------------------------------
                             2006         2005         2004
                          ----------   ----------   ----------
Cash and cash
equivalents
provided by (used
in):
Operating activities      $  54,154    $  83,602    $  59,047
Investing activities        (98,160)    (108,877)    (102,862)
Financing activities         48,176       (1,789)      30,214
                            -------     --------     --------
Change in cash and cash
equivalents               $   4,170    ($ 27,064)   ($ 13,601)
                            =======     ========     ========

      In October 2000, we entered into a credit facility with AmSouth Bank under which we borrowed $11.3 million. In April 2003, the loan was amended and the aggregate borrowing increased to $12.5 million. The loan calls for monthly payments of principal and of interest at the 30-day LIBOR rate plus a margin. At
December 31, 2006, the principal balance of the loan was $6.2 million and the annual interest rate was 7.85%. The loan contains various restrictive covenants generally pertaining to levels of indebtedness and limitations on incurrence of capital expenditures. Additionally, our insurance subsidiaries must comply with financial covenant restrictions, including ratios of leverage, debt service, current maturity coverage, net premiums written to surplus and risk based capital. The loan is collateralized by $25.5 million of internal surplus notes issued to us by our insurance subsidiaries and the stock of AmCOMP Preferred.
The surplus notes bear interest, in the case of $10.0 million principal amount, at an annual rate of 100 basis points in excess of the prime rate, in the case of $10.5 million principal amount, at an annual rate of 450 basis points in excess of LIBOR, and in the case of $5.0 million principal amount, at an annual rate of 10.0%. Interest and principal payments on the surplus notes require prior approval by the Florida OIR.

      In 2004, AmCOMP Preferred issued surplus notes to third parties as part of three securitizations of pooled surplus notes of insurance companies. The following table summarizes the terms of these surplus notes:

                                                                        Optional
                                                                     Redemption by
                                                                         Amcomp                                       Frequency
                            Principal                                  Preferred                                     of Interest
       Issue Date             Amount          Maturity Date           On or After             Interest Rate            Payments
                          -------------     -----------------      -----------------      ----------------------     -----------
April 30, 2004            $10.0 million       April 29, 2034         April 29, 2009       Three-month LIBOR plus      Quarterly
                                                                                             425 basis points
May 26, 2004              $12.0 million        May 24, 2034           May 24, 2009        Three-month LIBOR plus      Quarterly
                                                                                             425 basis points
September 14, 2004        $10.0 million     December 15, 2034      December 15, 2009      Three-month LIBOR plus      Quarterly
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

      We consummated our initial public offering on February 15, 2006 with the sale by the Company of 6,000,000 shares of common stock. Our net proceeds, after deducting underwriting discounts and commissions and other expenses relating to the offering, were approximately $48.0 million. We utilized substantially all of the proceeds to further capitalize our insurance subsidiaries which enables us to underwrite additional insurance in the states where we currently operate. We are evaluating a number of states in the near term including Arkansas and
Maryland, subject to compliance with applicable licensing requirements. The balance of the net proceeds we received from the initial public offering is being used for working capital and general corporate purposes.

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

      Our insurance subsidiaries are also subject to statutory insurance laws and regulations that limit the amount of dividends or distributions that may be paid by an insurance company to its stockholders. Pursuant to the Florida
Insurance Code, our insurance subsidiaries may not, without the prior approval of the Florida OIR, pay to us dividends or other distributions of cash or property, the total fair market value of which generally exceeds the lesser of
10% of their surplus as of the prior December 31 or net income for the calendar year then ended, excluding realized capital gains, plus a two-year carryback of realized capital gains. At December 31, 2006, our insurance subsidiaries were authorized to pay approximately $15.6 million in dividends without additional regulatory approval. No dividends were paid by the insurance subsidiaries during
2006, 2005 or 2004.

      Effective January 1, 2006, the Illinois Department of Insurance removed the $9.0 million cap premium writings requirement previously applicable in that state. Historically, the regulatory authorities' primary concern was the capitalization of AmCOMP Assurance and its reliance on an inter-company pooling arrangement with AmCOMP Preferred, which is not licensed to do business in those states. Should we choose to expand our operations in Illinois, we would be required to negotiate an increase in the current limit on premium writing and there is no assurance that we would be able to do so. In North Carolina, we were subject to a $12.0 million cap on written premiums during the 2002-2004 periods.
Effective July 6, 2005, the cap was removed.

      REINSURANCE

      We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At
December 31, 2006 and December 31, 2005, reinsurance recoverables on paid and unpaid losses and LAE and ceding commissions were $75.4 million and $83.9 million, respectively. Our largest recoverable from a single reinsurer as of
December 31, 2006 was $39.1 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 28.1% of our total stockholders' equity as of that date. Of the $39.1 million, $1.6 million was the current recoverable on paid losses. The balance of $37.5 million is recoverable from Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

      As a result of raising $32.0 million from surplus notes issued by one of our insurance subsidiaries, we have eliminated the need for quota share reinsurance on new and renewal business since July 1, 2004. In addition, we increased our retention in our excess of loss reinsurance program to $2.0 million in 2005 and thereafter from $1.0 million in 2004.

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

      We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held to maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of December 31,
2006, 81.9% of our entire portfolio was classified as available-for-sale and as of December 31, 2005, approximately 90.3% of our entire portfolio was classified as available-for-sale.

      The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of December 31, 2006 and December
31, 2005, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of December 31, 2006, our investments (excluding cash and cash equivalents) had an average duration of 3.9 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

      Our insurance subsidiaries employ AmSouth Bank to act as their independent investment advisor. AmSouth Bank follows the insurance subsidiaries' written investment guidelines based upon strategies approved by our insurance subsidiaries' board of directors. Our insurance subsidiaries have no investments in common stock (other than AmCOMP Preferred's investment in AmCOMP Assurance and certain institutional money market accounts), preferred stock, real estate, asset-backed securities (other than mortgages) or derivative securities. AmSouth
Bank has discretion to enter into investment purchase transactions within our insurance subsidiaries' investment guidelines. In the case of sales of securities prior to maturity or the acquisition of securities that differ from the types of securities already present in the portfolio, AmSouth Bank is required to obtain approval from our insurance subsidiaries' executive officers, who report regularly to our insurance subsidiaries' investment committees, prior to executing the transactions. AmSouth Bank's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

      The table below contains information concerning the composition of our investment portfolio at December 31, 2006:

                                Carrying      Yield to     Percentage of
                               Amount (1)     Maturity   Carrying Amount (1)
                               ----------     --------   -------------------
                                       (Dollars in thousands)
Bonds:(2)
U.S. government                 $ 34,162        4.8%           7.8%
Agencies                          41,846        5.2            9.6
Municipalities(3)                 74,055        5.2           16.9
Corporate "A" rated and above    169,689        5.4           38.9
Corporate "BBB"/"Baa" rated       17,949        5.6            4.1
Mortgage-backed securities        83,815        5.6           19.2
                                --------        ---          -----
  Total Bonds                   $421,516        5.4%          96.5%
Cash and cash equivalents         15,259        5.5            3.5
                                --------        ---          -----

  Total                         $436,775        5.4%         100.0%
                                ========        ===          =====

(1)   Carrying amount is amortized cost for bonds held-to-maturity. Carrying value is market value for bonds available-for-sale and common stock. As of
      December 31, 2006, $345.3 million of our bonds was classified as available-for-sale and $76.2 million were classified as held-to-maturity.

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

(3)   The municipal bonds' yields to maturity have been shown on a tax-equivalent basis. The tax impact was 1.37% on the yield to maturity for municipal bonds and 0.3% on the yield to maturity for total cash and investments.

      The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair market values as of December 31, 2006:

                                  Available-for-Sale          Held-to-Maturity
                               -----------------------    ------------------------
                               Amortized                  Amortized
                                  Cost     Fair Value        Cost       Fair Value
                               ---------   -----------    ---------     ----------

Years to maturity (1):
   One or less                  $ 54,066    $ 53,708          --            --
   After one through five        172,036     168,968          --            --
   After five through ten        102,968     101,636          --            --
   After ten                      12,601      13,389          --            --
   Mortgage-backed securities      7,816       7,617        76,198        75,933
                                --------    --------      --------      --------
Total                           $349,487    $345,318      $ 76,198      $ 75,933
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

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                   Unrealized    Number of
                                     Fair Value      Losses        Issues
                                     ----------    ----------    ---------
                                                 (In thousands)
Less than 12 months:
  U.S. Treasury securities            $  1,097      $     12          5
  Agency                                 7,966            25          4
  Municipalities                        15,669           132          7
  Corporate debt securities             33,493           230         17
  Mortgage-backed securities            28,930            54         11
                                      --------      --------        ---
Total                                 $ 87,155      $    453         44
                                      ========      ========        ===
Greater than 12 months:
  U.S. Treasury securities            $ 27,148      $    695         22
  Agency                                21,676           422         15
  Municipalities                        36,116           687         26
  Corporate debt securities            134,240         2,967        102
  Mortgage-backed securities            28,160           666         20
                                      --------      --------        ---
Total                                 $247,340      $  5,437        185
                                      ========      ========        ===
Total fixed maturity
securities:
  U.S. Treasury securities            $ 28,245      $    707         27
  Agency                                29,642           447         19
  Municipalities                        51,785           819         33
  Corporate debt securities            167,733         3,197        119
  Mortgage-backed securities            57,090           720         31
                                      --------      --------        ---
Total fixed maturity
securities                            $334,495      $  5,890        229
                                      ========      ========        ===

      At December 31, 2006, there were no investments in fixed maturity securities with individual material unrealized losses. Three other-than-temporary impairments totaling approximately $0.2 million were recorded on our investments during the year ended December 31, 2006. All the unrealized losses on the fixed maturity securities are interest rate related.

      We believe our future cash flow generated by operations, and our cash and investment will be sufficient to fund continuing operations, service our outstanding obligations and provide for required capital expenditures for at least the next 12 months.

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
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had an accrued liability of $1.2 million and $1.3 million as of December 31, 2006 and 2005, respectively, related to those matters.

      OTHER

      In August 1998, in an effort to expand its customer base, AmCOMP Assurance began selling insurance policies for a third party insurance company. This arrangement included insurance policies with effective dates of August 1, 1998 through November 1, 2000. Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle
Benefits provided claim adjusting services, including the payment of claims, related to these policies. This arrangement also provided for a reinsurance agreement between AmCOMP Assurance as the reinsurer and the third party insurance company as the reinsured. At December 31, 2006, the amount to be recovered from this insurance company on these claims and LAE expenses paid by us that is included in other assets on the balance sheet was $1.7 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table identifies our long-term debt and contractual obligations as of December 31, 2006:

                                                      Payment Due by Period
                                    ------------------------------------------------------------
                                                 Less Than                              More Than
                                     Total        1 Year      1-3 Years    4-5 Years    5 Years
                                    --------     --------     ---------    ---------    --------
                                                       (Dollars in thousands)
Long Term Debt Obligations(1)       $123,465     $  5,282     $ 10,143     $  7,035     $101,005
Operating Leases                       8,333        3,229        3,962        1,061           81
Loss Reserves(2)                     334,363      111,642       94,999       22,091      105,631
                                    --------     --------     --------     --------     --------
Total Contractual Obligations       $466,161     $120,153     $109,104     $ 30,187     $206,717
                                    ========     ========     ========     ========     ========

-------------------------------
(1)   Long-Term Debt Obligations reflect payments for the principal and estimated interest expense that is based on variable LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt as of December 31, 2006. The rates ranged from
      7.85% to 9.62%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued an interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN INCOME
TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation is effective January
1, 2007 The Company is currently evaluating the impact of this standard.

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
WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108").
SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company was required to adopt the provisions of
SAB 108 in its annual financial statements for fiscal year 2006. The adoption of
SAB 108 did not have a material impact on our financial condition or results of operations.

      Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises
for Deferred Acquisition Costs in Connection with Modifications or Exchanges of
Insurance Contracts, issued September 2005, became effective January 1, 2007.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We believe we are principally exposed to two types of market risk:
interest rate risk and credit risk.

INTEREST RATE RISK

      INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 81.9% were classified as available-for-sale as of December
31, 2006. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of
December 31, 2006, our investments (excluding cash and cash equivalents) had an average duration of 3.9 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

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

      In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and cash equivalents.

      For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2006.

      The following table summarizes the estimated change in fair value on our fixed maturity portfolio including cash equivalents based on specific changes in interest rates:

                                 Estimated Increase    Estimated Percentage
                                    (Decrease) in      Increase (Decrease)
      Change in Interest Rates        Fair Value           in Fair Value
      ------------------------   ------------------    --------------------
      December 31,2006:                   (Dollars in thousands)
      300 basis point rise            ($42,077)            (10.1%)
      200 basis point rise             (28,068)             (6.8%)
      100 basis point rise             (13,819)             (3.3%)
      50 basis point decline             6,298               1.5%
      100 basis point decline           12,296               3.0%

                                 Estimated Increase    Estimated Percentage
                                    (Decrease) in      Increase (Decrease)
      Change in Interest Rates        Fair Value           in Fair Value
      ------------------------   ------------------    --------------------
      December 31, 2005:
      300 basis point rise            ($30,074)             (9.5%)
      200 basis point rise             (20,211)             (6.4%)
      100 basis point rise             (10,107)             (3.2%)
      50 basis point decline             4,962               1.6%
      100 basis point decline            9,862               3.1%

      The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $13.8 million or 3.3%
based on a 100 basis point increase in interest rates as of December 31, 2006.
This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and cash equivalents, which constituted approximately 97.3% of our total invested assets as of December 31, 2006.

      Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2006 we had $38.3 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.8 million and a 300 basis point increase would increase interest expense by approximately $1.1 million. As of December 31, 2005 we had $40.0 million in variable rate debt obligations. Assuming this amount remained constant, a hypothetical 100 basis point increase in interest rates would have increased annual interest expense by approximately $0.4 million, a
200 basis point increase would increase interest expense by approximately $0.8 million and a 300 basis point increase would increase interest expense by approximately $1.2 million.

      With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, ACCOUNTING FOR
NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND
INITIAL DIRECT COSTS OF LEASES ("FAS 91"), issued by the FASB, which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2006, the par value of our mortgage backed securities holdings was $83.6 million. Amortized cost divided by par value equates to an average price of 100.5% of par. Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

      However, given the current interest rate environment, which has exhibited lower rates over the last few years, the possibility of additional significant declines in interest rates such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 19.9% of total investments as of December 31, 2006. Of this total, 100% was in agency pass through securities.

CREDIT RISK

      INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of December 31, 2006 and 2005, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor's, Moody's and Fitch.

      REINSURANCE. We are subject to credit risk with respect to our reinsurers.
Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements as of December 31, 2006 and 2005 and
  for the Three Years Ended December 31, 2006:                             Page
                                                                           ----

Notes to Consolidated Financial Statements...............................  72-92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AmCOMP Incorporated

We have audited the accompanying consolidated balance sheets of AmCOMP
Incorporated and subsidiaries (the "Company") as of December 31, 2006 and 2005,
and the related consolidated statements of operations, changes in stockholders'
equity, and cash flows for each of the three years in the period ended December
31, 2006. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmCOMP Incorporated and subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December
31, 2006, in conformity with accounting principles generally accepted in the
United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Fort Lauderdale, Florida
April 2, 2007

                                           AMCOMP INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 2006 AND 2005
                                                      (In thousands)

                                           ASSETS                                                   2006            2005
                                                                                                 ---------       ---------
Investments:
   Fixed maturity securities available-for-sale at fair value (amortized cost of $349,487
     in 2006 and $300,274 in 2005) ............................................................  $ 345,318       $ 295,664
   Fixed maturity securities held-to-maturity at amortized cost (fair value of $75,933 in
     2006 and $31,326 in 2005) ................................................................     76,198          31,793
                                                                                                 ---------       ---------
       Total investments ......................................................................    421,516         327,457
Cash and cash equivalents .....................................................................     15,259          11,089
Restricted cash ...............................................................................       --                10
Accrued investment income .....................................................................      5,120           3,992
Premiums receivable--net ......................................................................    106,270         104,522
Assumed reinsurance premiums receivable .......................................................      1,822            --
Reinsurance recoverable:
   On paid losses and loss adjustment expenses ................................................      3,064           5,202
   On unpaid losses and loss adjustment expenses ..............................................     72,296          78,659
   On ceding commissions ......................................................................       --                19
Prepaid reinsurance premiums ..................................................................      3,326           5,368
Deferred policy acquisition costs .............................................................     20,749          19,413
Property and equipment--net ...................................................................      2,705           2,658
Income taxes recoverable ......................................................................      3,102           1,166
Deferred income taxes--net ....................................................................     21,613          20,871
Goodwill--net .................................................................................      1,260           1,260
Other assets ..................................................................................      6,395           8,001
                                                                                                 ---------       ---------
TOTAL .........................................................................................  $ 684,497       $ 589,687
                                                                                                 =========       =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Policy reserves and policyholders' funds:
     Unpaid losses and loss adjustment expenses ...............................................  $ 334,363       $ 309,857
     Unearned and advance premiums ............................................................    115,218         115,574
     Policyholders' deposits ..................................................................       --                10
     Policyholder retention dividends payable .................................................      8,504           6,636
                                                                                                 ---------       ---------
       Total policy reserves and policyholders' funds .........................................    458,085         432,077
   Reinsurance payable ........................................................................      3,774             668
   Accounts payable and accrued expenses ......................................................     39,416          38,565
   Notes payable ..............................................................................     38,250          40,036
   Other liabilities ..........................................................................      5,684           6,360
                                                                                                 ---------       ---------
       Total liabilities ......................................................................    545,209         517,706
                                                                                                 =========       =========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock (par value $.01; 45,000 and 28,000 authorized shares in 2006 and
     2005, respectively; 15,893 in 2006 and 5,502 in 2005 issued; 15,758 in 2006
     and 5,367 in 2005 outstanding) ...........................................................        158              54
   Convertible preferred stock series A .......................................................       --            23,098
   Additional paid-in capital .................................................................     73,952             536
   Retained earnings ..........................................................................     67,990          51,428
   Accumulated other comprehensive loss (net of deferred taxes of $1,553 in 2006 and
     $1,674 in 2005) ..........................................................................     (2,613)         (2,936)
   Treasury stock (135 shares in 2006 and 2005) ...............................................       (199)           (199)
                                                                                                 ---------       ---------
       Total stockholders' equity .............................................................    139,288          71,981
                                                                                                 ---------       ---------
TOTAL .........................................................................................  $ 684,497       $ 589,687
                                                                                                 =========       =========

                                                  See accompanying notes.

                                 AMCOMP INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                               (In thousands, except per share amounts)

                                                                   2006           2005          2004
                                                                ---------      ---------     ---------
REVENUE:
  Net premiums earned ........................................  $ 266,456      $ 256,603     $ 181,186
  Net investment income ......................................     17,461         10,798         6,077
  Net realized investment (losses) gains .....................       (307)          (385)          982
  Other income ...............................................        333            285           332
                                                                ---------      ---------     ---------
   Total revenue .............................................    283,943        267,301       188,577
                                                                ---------      ---------     ---------
EXPENSES:
  Losses and loss adjustment expenses ........................    163,670        143,663       119,121
  Dividends to policyholders .................................      9,926          8,612         6,983
  Underwriting and acquisition expenses ......................     81,722         85,955        51,779
  Interest expense ...........................................      3,807          2,960         1,389
                                                                ---------      ---------     ---------
   Total expenses ............................................    259,125        241,190       179,272
                                                                ---------      ---------     ---------
Income before income taxes ...................................     24,818         26,111         9,305
Income tax expense ...........................................      8,256          9,326         4,275
                                                                ---------      ---------     ---------
Net income ...................................................  $  16,562      $  16,785     $   5,030
                                                                =========      =========     =========
Earnings per common share--basic .............................  $    1.15      $    3.13     $    0.94
                                                                =========      =========     =========
Earnings per common share--diluted ...........................  $    1.11      $    1.76     $    0.53
                                                                =========      =========     =========
Weighted average number of common shares outstanding
   Basic .....................................................     14,452          5,367         5,368
                                                                =========      =========     =========
   Diluted ...................................................     14,931          9,562         9,564
                                                                =========      =========     =========

                                        See accompanying notes.

                                              AMCOMP INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                         (In thousands)

                                                    Convertible                                       Accumulated
                                                     Preferred    Additional                              Other          Total
                                          Common       Stock       Paid-In     Treasury     Retained  Comprehensive   Stockholders'
                                           Stock     Series A      Capital       Stock      Earnings  Income (Loss)      Equity
                                         ---------   ---------    ---------   ----------   ---------  -------------   -------------
BALANCE AT DECEMBER 31, 2003 .........   $      54   $  23,098    $     536   $    (195)   $  29,613    $   1,678     $  54,784
  Net income .........................        --          --           --          --          5,030         --           5,030
  Unrealized loss on investments (net
    of tax benefit of $939) ..........        --          --           --          --           --         (1,479)       (1,479)
  Comprehensive income ...............        --          --           --          --           --           --           3,551
                                         ---------   ---------    ---------   ---------    ---------    ---------     ---------
BALANCE AT DECEMBER 31, 2004 .........          54      23,098          536        (195)      34,643          199        58,335
  Net income .........................        --          --           --          --         16,785         --          16,785
  Unrealized loss on investments (net
    of tax benefit of $1,789) ........        --          --           --          --           --         (3,135)       (3,135)
  Comprehensive income ...............        --          --           --          --           --           --          13,650
  Purchase of treasury stock .........        --          --           --            (4)        --                           (4)
                                         ---------   ---------    ---------   ---------    ---------    ---------     ---------
BALANCE AT DECEMBER 31, 2005 .........          54      23,098          536        (199)      51,428       (2,936)       71,981
  Net income .........................        --          --           --          --         16,562         --          16,562
  Unrealized loss on investments (net
    of tax benefit of $121) ..........        --          --           --          --           --            323           323
  Comprehensive income ...............        --          --           --          --           --           --          16,885
  Conversion of Series A Preferred
    into Common Stock ................          42     (23,098)      23,056        --           --           --            --
  Stock issued during initial public
    offering (net of offering costs of
    $2,341) ..........................          60        --         47,912        --           --           --          47,972
  Stock option compensation expense ..        --          --            545        --           --           --             545
  Stock option exercise ..............           2        --          1,826        --           --           --           1,828
  Tax benefit on stock options .......        --          --             77        --           --           --              77
                                         ---------   ---------    ---------   ---------    ---------    ---------     ---------
BALANCE AT DECEMBER 31, 2006 .........   $     158   $    --      $  73,952   $    (199)   $  67,990    $  (2,613)    $ 139,288
                                         =========   =========    =========   =========    =========    =========     =========

                                                    See accompanying notes.

                                   AMCOMP INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                              (In thousands)

                                                                        2006         2005          2004
                                                                     ---------     ---------     ---------
OPERATING ACTIVITIES:
  Net income .....................................................   $  16,562     $  16,785     $   5,030
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization .................................       1,711         2,144         2,396
   Amortization of investment premiums/discounts .................       2,466         3,069         2,415
   Excess tax benefits from stock option exercise.................        (162)         --            --
   Stock option expense ..........................................         545          --            --
   Provision for deferred income taxes ...........................        (859)       (1,434)        2,661
   Net realized losses (gains) on investments ....................         307           385          (982)
   Gain on sale of property and equipment ........................          20          --            --
   Policy acquisition costs deferred .............................     (50,746)      (47,673)      (28,938)
   Policy acquisition costs amortized ............................      49,410        42,955        19,145
  Change in operating assets and liabilities:
   Restricted cash ...............................................        --            --             944
   Accrued investment income .....................................      (1,128)         (962)       (1,217)
   Premiums receivable ...........................................      (1,748)       (2,884)       (4,820)
   Reinsurance balances ..........................................      11,846        41,888           948
   Other assets ..................................................       1,606        (2,015)       (1,657)
   Unpaid losses and loss adjustment expenses ....................      24,506        12,159        46,576
   Unearned and advance premiums and policyholder
    deposits .....................................................        (366)        1,339        10,487
   Policyholder retention dividends payable ......................       1,868           351        (1,482)
   Accounts payable and accrued expenses .........................         851        13,464         4,936
   Income taxes recoverable ......................................      (1,859)        1,959        (1,683)
   Other liabilities .............................................        (676)        2,072         4,288
                                                                     ---------     ---------     ---------
    Net cash provided by operating activities ....................      54,154        83,602        59,047
INVESTING ACTIVITIES:
  Securities available-for-sale:
   Purchases .....................................................     (98,578)     (152,524)     (150,070)
   Sales and maturities ..........................................      46,369        63,531        59,952
  Securities held-to-maturity:
   Purchases .....................................................     (53,687)      (22,814)      (10,069)
   Redemptions and maturities ....................................       9,504         3,224           265
  Purchases of property and equipment ............................      (1,795)       (1,193)       (2,041)
  Sale of property and equipment .................................          17          --            --
  Regulatory restricted deposit ..................................          10           899          (899)
                                                                     ---------     ---------     ---------
    Net cash used in investing activities ........................     (98,160)     (108,877)     (102,862)
FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of offering
   costs of $2,341 ...............................................      47,972          --            --
  Proceeds from borrowings .......................................        --            --          32,000
  Proceeds from stock option exercise ............................       1,828          --            --
  Excess tax benefits from stock option exercise .................         162          --            --
  Payment of note payable ........................................      (1,786)       (1,785)       (1,786)
  Purchase of treasury stock .....................................        --              (4)         --
                                                                     ---------     ---------     ---------
    Net cash provided by (used in) financing activities ..........      48,176        (1,789)       30,214
                                                                     ---------     ---------     ---------
    Net increase (decrease) in cash and cash equivalents .........       4,170       (27,064)      (13,601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................      11,089        38,153        51,754
                                                                     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $  15,259     $  11,089     $  38,153
                                                                     =========     =========     =========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid--interest ............................................   $   3,786     $   2,872     $   1,232
  Cash paid--income taxes ........................................   $  11,282     $   8,795     $   3,288

                                          See accompanying notes.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION--AmCOMP Incorporated and subsidiaries (collectively, the
"Company") consist of the following entities at December 31, 2006, 2005 and
2004:

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

      The Company's long-term source of consolidated earnings is principally the income from its workers' compensation insurance business and investment income from its investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to provide to their employees injured in the course of employment. The Company is licensed to provide workers' compensation insurance in 23 states, but currently focuses its resources in 15 states that it believes provide greater opportunity for near-term profitable growth, with the most significant concentrations in
Florida, Wisconsin, Texas, Indiana and Tennessee.

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
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

      DEFERRED POLICY ACQUISITION COSTS--To the extent recoverable from future policy revenues, costs that vary with and are primarily related to the production of new and renewal business, including premium tax, commissions, assessments and other general acquisition expenses, net of reinsurance ceding allowances received, have been deferred and are amortized over the effective period of the related insurance policies. The components of deferred policy acquisition costs at December 31, 2006 and 2005 are as follows (in thousands):

                                                          2006        2005
                                                       --------    --------
Gross deferred policy acquisition costs ...........    $ 20,749    $ 21,101
Reduction for ceding allowances received ..........        --        (1,688)
                                                       --------    --------
Net deferred policy acquisition costs .............    $ 20,749    $ 19,413
                                                       ========    ========

      PROPERTY AND EQUIPMENT--Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally 3 to 7 years for financial reporting purposes.
Depreciation expense was $1.7 million, $2.1 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated depreciation was $12.8 million and $14.3 million at December 31, 2006 and 2005 respectively.

      GOODWILL--Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred.
The assessment of impairment involves a two step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. No impairment has been recorded by AmCOMP in
2006, 2005 or 2004.

      IMPAIRMENT OF LONG-LIVED ASSETS--The Company's policy is to record an impairment charge against the balance of a long-lived asset in accordance with
Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"), in the period when it is determined that the carrying amount of the asset may not be recoverable.
This determination is based on an evaluation of such factors as the occurrence of a significant event or a significant change in the environment in which the business assets operate. The Company considers assets to be impaired when the expected future undiscounted cash flows of the assets are determined to be less than the carrying value. If impairment is deemed to exist, the related asset is written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of
December 31, 2006, management expects the carrying value of its remaining long-lived assets to be fully recoverable.

      REINSURANCE--Reinsurance premiums, losses, and loss adjustment expenses
("LAE") are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Reinsurance ceding commissions, if any, received are deferred and amortized over the effective period of the related insurance policies.

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

      POLICYHOLDER DIVIDENDS--Policyholder dividends are recognized over the effective period of the related policies and are restricted in certain instances to limitations imposed by the Board of Directors (see Note 9).

      UNPAID LOSSES AND LAE--Unpaid losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through
December 31, 2006 and 2005. The reserves for unpaid losses and LAE are estimated using individual case basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

      RECOGNITION OF PREMIUM REVENUE--The Company's insurance premiums are billed annually or under various installment plans based on the estimated annual premium under the policy terms. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine earned premiums for the policy year. Earned but unbilled premiums included in premiums receivable include estimated future audit premiums and collateralized premiums. Collateralized premiums include policies where the final calculated premium is paid after the end of the policy term and the receivable balance is collateralized by letters of credit and financial guarantee bonds. Estimated future audit premiums are based on the Company's historical earned premium development experience. All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided.

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

      SECOND INJURY FUND ASSESSMENTS AND RECOVERIES-- Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers' compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury. The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned. The Company recognizes recoveries from the second injury funds when they are received (see Note 3).

      GUARANTY FUND ASSESSMENTS-- Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. The Company accrues a liability for estimated assessments as net premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, there are no expense accruals recorded when the Company is unable to estimate the potential future assessment.

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
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

      STOCK-BASED COMPENSATION-- The Company grants stock options to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, for its stock based compensation plans.
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

      The following table illustrates the pro forma effect on net earnings and earnings per share for the years ended December 31, 2005 and 2004 (as reported)
if the Company had applied the fair value recognition provisions of SFAS 123(R)
to stock-based employee compensation (in thousands, except per share data):

                                                                 2005          2004
                                                             ----------     ---------
Net income ............................................      $   16,785     $   5,030
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all
  awards--net of related tax effects ..................             (35)         (113)
Pro forma net income ..................................      $   16,750     $   4,917
Basic earnings per share--as reported .................      $     3.13     $    0.94
Basic earnings per share--pro forma ...................            3.12          0.92
Diluted earnings per share--as reported ...............            1.76          0.53
Diluted earnings per share--pro forma .................            1.75          0.51

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

         o  Compensation cost for all share-based awards (expected to vest)
            granted during the year ended December 31, 2006 based upon the grant-date fair value estimated in accordance with the provisions of
            SFAS 123R.

Results for prior periods have not been restated.

      Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes option pricing model for valuing all stock options. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

estimated forfeitures, on a straight-line basis over the requisite service period. As a result of the adoption of SFAS 123R, the Company recognized approximately $0.6 million of stock option compensation expense in the year ended December 31, 2006. Basic and diluted earnings per share for the year ended
December 31, 2006 were reduced by $0.04. Additionally, as a result of adoption, cash flows from financing increased $162,000 and cash flows from operations decreased by the same amount.

      See Note 15 for additional information regarding the Company's stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

      SEGMENT REPORTING--The Company operates in a single industry segment, property and casualty insurance specializing in workers' compensation insurance.

      NEW ACCOUNTING PRONOUNCEMENTS--In July 2006, the Financial Accounting
Standards Board ("FASB") issued an interpretation of FASB Statement No. 109,
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109,
ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The
Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation is effective January 1, 2007. The Company is currently evaluating the impact of this standard.

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
WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108").
SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company was required to adopt the provisions of
SAB 108 in its annual financial statements for fiscal year 2006. The adoption of
SAB 108 did not have a material impact on our financial condition or results of operations.

      Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises
for Deferred Acquisition Costs in Connection with Modifications or Exchanges of
Insurance Contracts, issued September 2005, became effective January 1, 2007.
SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97, Accounting and Reporting by Insurance
Enterprises for Certain Long-Duration Contracts and for Realized Gains and
Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company does not anticipate a significant impact upon adoption of this pronouncement.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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
Permitted SAP encompasses all accounting practices that are not specifically prescribed, but have been permitted by the regulatory authority; such practices may differ from company to company and may not necessarily be permitted in subsequent reporting periods.

      AmCOMP Preferred and AmCOMP Assurance are subject to comprehensive supervision and regulation by the FDFS. Florida statute Section 624.408 requires
AmCOMP Preferred and AmCOMP Assurance to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section
624.4095 requires AmCOMP Preferred and AmCOMP Assurance to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended
December 31, 2006 and 2005, AmCOMP Preferred and AmCOMP Assurance were in compliance with these statutes.

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

      As of December 31, 2006 and 2005, AmCOMP Preferred's and AmCOMP
Assurance's total adjusted capital is above all regulatory action levels.

      Statutory-basis net income (loss) for AmCOMP Preferred and AmCOMP
Assurance for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

                                     2006       2005       2004
                                   -------    -------    --------
AmComp Preferred ..............    $ 8,596    $ 5,922    $(5,686)
AmComp Assurance ..............      5,317      6,078     (1,467)

      Statutory-basis capital and surplus for AmCOMP Preferred and AmCOMP
Assurance as of December 31, 2006 and 2005 is as follows (in thousands):

                                                 2006        2005
                                              --------    --------
AmComp Preferred(a) ......................    $155,509    $ 96,175
AmComp Assurance .........................      84,817      55,337
(a) includes AmCOMP Preferred's equity ownership in AmCOMP Assurance's capital and surplus

      Under Florida insurance regulations, the maximum dividend to stockholders that may be paid without prior approval by the FDFS is specifically defined by the Florida insurance laws and regulations and is generally based on operating results and capital and surplus. For AmCOMP Preferred and AmCOMP Assurance, no dividends were paid during 2006 and 2005. As of December 31, 2006 and 2005,
AmCOMP Preferred had $15.6 million and $9.6 million, respectively, available to pay dividends without prior approval. As of December 31, 2006 and 2005, AmCOMP
Assurance had $7.4 million and $1.4 million, respectively, available to pay dividends without prior approval. These amounts represent 10% of statutory surplus, not to exceed unassigned funds.

      Stock insurance companies are subject to Florida statutes related to excess profits for workers' compensation insurance companies. Excessive profits are calculated based upon a complex statutory formula which is applied over rolling three year periods. Companies are required to file annual excess profits forms, and they are required to return so-called "excessive profits" to policyholders in the form of a cash refund or credit toward the future purchase of insurance. To date, we have not been required to return excess profits and no amounts have been provided for returns of excess profits in our financial statements. See Note 17.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

3.  ASSESSMENTS

      GUARANTY FUND ASSESSMENTS-- Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. The
Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the
Company estimates the potential future assessment in the absence of an actual assessment. Guaranty Fund assessment expenses were $1.5 million, $4.0 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has deferred approximately $1.2 million and $1.7 million as of December 31, 2006 and 2005, respectively, related to guaranty fund assessments, which is included in deferred policy acquisition costs. Maximum contributions required by law in any one state in which we offer insurance vary between 0.3% and 2.0% of direct premiums written.

      SECOND INJURY FUND ASSESSMENTS AND RECOVERIES -- Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers' compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury. The source of these funds is an assessment charged to workers' compensation insurance carriers doing business in such states. Assessments are based on paid losses or premium surcharge mechanisms. Several of the states in which we operate maintain second injury funds with material assessments. The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned. Second Injury Fund Assessment expenses were $4.6 million, $11.9 million, and $5.0 million for the years ended December 31, 2006,
2005 and 2004, respectively. The Company has deferred approximately $1.8 million and $2.0 million as of December 31, 2006 and 2005, respectively, related to second injury fund assessments, which is included in deferred policy acquisition costs.

      The Company submits claims to the appropriate state's second injury fund for recovery of applicable claims paid on behalf of the Companay's insureds.
Because of the uncertainty of the collectibility of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the second injury funds were approximately $1.4 million, $2.2 million, and $3.4 million in the years ended
December 31, 2006, 2005 and 2004, respectively.

      The Florida SDTF currently has significant unfunded liabilities. It is not possible to predict how the Florida SDTF will operate, if at all, in the future after further legislative review. Changes in the Florida SDTF's operations could decrease the availability of recoveries from the Florida SDTF, increase Florida
SDTF assessments payable by AmCOMP Preferred and/or result in the discontinuation of the Florida SDTF and thus could have an adverse effect on
AmCOMP Preferred's business, financial condition, and its operations. Under current law, future assessments are capped at 4.52% of net written premiums, and no recoveries can be made for losses incurred by the Florida SDTF after January
1, 1998.

      OTHER ASSESSMENTS-- Various other assessments are levied by states in which the Company transacts business, and are primarily based on premiums written or collected in the applicable state. The total expense related to these assessments was $1.2 million, $1.3 million, and $1.9 million for the years ended
December 31, 2006, 2005 and 2004, respectively. The Company has deferred approximately $0.3 million and $0.3 million as of December 31, 2006 and 2005, respectively, related to these assessments, which are included in deferred policy acquisition costs.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

4.  INVESTMENTS

      The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at December 31, 2006 and
2005 (in thousands):

                                                                  Gross      Gross
                                                     Amortized  Unrealize  Unrealized   Fair
                                                        Cost      Gains      Losses     Value
                                                      --------   --------   --------   --------
Available-for-sale securities at December 31, 2006:
  U.S. Treasury securities ........................   $ 34,020   $    848   $    706   $ 34,162
  Agency ..........................................     42,276         17        447     41,846
  Municipalities ..................................     74,737        137        819     74,055
  Corporate debt securities .......................    190,638        196      3,196    187,638
  Mortgage-backed securities ......................      7,816          3        202      7,617
                                                      --------   --------   --------   --------
   Total fixed maturity securities ................   $349,487   $  1,201   $  5,370   $345,318
                                                      ========   ========   ========   ========
Held-to-maturity securities at December 31, 2006:

  Mortgage-backed securities ......................   $ 76,198   $    255   $    520   $ 75,933
                                                      ========   ========   ========   ========

Available-for-sale securities at December 31, 2005:
  U.S. Treasury securities ........................   $ 38,136   $  1,094   $    636   $ 38,594
  Agency ..........................................     29,895          9        580     29,324
  Municipalities ..................................     44,472       --          781     43,691
  Corporate debt securities .......................    176,180         68      3,577    172,671
  Mortgage-backed securities ......................     11,591          2        209     11,384
                                                      --------   --------   --------   --------
   Total fixed maturity securities ................   $300,274   $  1,173   $  5,783   $295,664
                                                      ========   ========   ========   ========
Held-to-maturity securities at December 31, 2005:
  Mortgage-backed securities ......................   $ 31,793   $     11   $    478   $ 31,326
                                                      ========   ========   ========   ========

      The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at
December 31, 2006 are summarized by maturity as follows (in thousands):

                                        Available-for-sale    Held-to-maturity
                                       -------------------   -------------------
                                       Amortized    Fair     Amortized    Fair
                                         Cost      Value       Cost       Value
                                       --------   --------   --------   --------
Years to maturity:
  One or less ......................   $ 54,066   $ 53,708       --         --
  After one through five ...........    172,036    168,968       --         --
  After five through ten ...........    102,968    101,636       --         --
  After ten ........................     12,601     13,389       --         --
  Mortgage-backed securities .......   $  7,816      7,617     76,198     75,933
                                       --------   --------   --------   --------
Total ..............................   $349,487   $345,318   $ 76,198   $ 75,933
                                       ========   ========   ========   ========

      The foregoing data is based on the stated maturities of the securities.
Actual maturities may differ as borrowers may have the right to call or prepay obligations.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

      At December 31, 2006 and 2005, bonds with an amortized cost of $13.2 million and $19.2 million and a fair value of $14.0 million and $20.2 million, respectively, were on deposit with various states' departments of insurance in accordance with regulatory requirements. Additionally, at December 31, 2006 and
2005, bonds with an amortized cost of $6.0 million and $6.0 million, respectively, were held in a reinsurance trust to the benefit of members of the
Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

      Major categories of the Company's net investment income for the years ended December 31, 2006, 2005 and 2004 are summarized as follows (in thousands):

                                                 2006         2005         2004
                                               -------      -------      -------
Income:
  Fixed maturity securities .............      $17,031      $11,038      $ 6,484
  Cash and cash equivalents .............        1,265          674          317
                                               -------      -------      -------
  Investment income .....................       18,296       11,712        6,801
  Investment expenses ...................          835          914          724
                                               -------      -------      -------
Net investment income ...................      $17,461      $10,798      $ 6,077
                                               =======      =======      =======

      Proceeds from the sale of available-for-sale fixed maturity securities during the years ended December 31, 2006, 2005 and 2004 were $5.3 million, $33.4 million and $49.2 million, respectively. Gross gains of $9,000, $0.2 million and
$1.2 million and gross losses of $0.2 million, $0.6 million and $0.2 million were realized in the years ended December 31, 2006, 2005 and 2004, respectively, on those sales.

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

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

                                                       Unrealized      Number
                                         Fair Value      Losses      of Issues
                                         ----------     --------     ---------
Less than 12 months:
  U.S. Treasury securities                $  1,097     $     12            5
  Agency                                     7,966           25            4
  Municipalities                            15,669          132            7
  Corporate debt securities                 33,493          230           17
  Mortgage-backed securities                28,930           54           11
                                          --------     --------      --------
Total                                     $ 87,155     $    453           44
                                          ========     ========      ========
Greater than 12 months:
  U.S. Treasury securities                $ 27,148     $    695           22
  Agency                                    21,676          422           15
  Municipalities                            36,116          687           26
  Corporate debt securities                134,240        2,967          102
  Mortgage-backed securities                28,160          666           20
                                          --------     --------      --------
Total                                     $247,340     $  5,437          185
                                          ========     ========      ========
Total fixed maturity securities:
  U.S. Treasury securities                $ 28,245     $    707           27
  Agency                                    29,642          447           19
  Municipalities                            51,785          819           33
  Corporate debt securities                167,733        3,197          119
  Mortgage-backed securities                57,090          720           31
                                          --------     --------      --------
Total fixed maturity securities           $334,495     $  5,890          229
                                          ========     ========      ========

      At December 31, 2006, there were no investments in fixed maturity securities with individual material unrealized losses. Three other-than-temporary impairments totaling approximately $0.2 million were recorded on our investments during the year ended December 31, 2006. All the unrealized losses on the fixed maturity securities are interest rate related.

5.  PREMIUMS RECEIVABLE

      Major categories of the Company's premiums receivable at December 31, 2006 and 2005 are summarized as follows (in thousands):

                                                           2006           2005
                                                       ---------      ---------
Direct billed premiums receivable ................     $  20,722      $  18,197
Estimated future audit premiums ..................        11,318         11,759
Collateralized premiums receivable ...............            31            132
Premiums receivable deferred installments ........        78,305         79,321
                                                       ---------      ---------
                                                         110,376        109,409
Less allowance for doubtful accounts .............        (4,106)        (4,887)
                                                       ---------      ---------
Net premiums receivable ..........................     $ 106,270      $ 104,522
                                                       =========      =========

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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
follows (in thousands):

                            Specific        Aggregate       Occurrence
Accident Year               Retention       Retention         Limit
----------------------------------------------------------------------

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
------------------
(a) For policies effective in 2002, the specific retention is $500,000. The reinsurer's limit on policies effective in 2002 was $50 million. The Company also retained 10% of the layer from $1 million to $10 million for the first half of 2002 on policies effective in 2002 and 10% of the layer from $5 million to
$10 million for the second half of 2002 for policies effective in 2002.

(b) For in-force, new and renewal policies effective in 2004, the specific retention is $1 million. The Company also retained 10% of the layer from $5 million to $10 million.

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

                     AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

      Insurance premiums for the years ended December 31, 2006, 2005 and 2004 are summarized as follows (in thousands):

                                   2006                 2005                  2004
                          --------------------  --------------------  --------------------
                           Written     Earned    Written     Earned    Written     Earned
                          ---------  ---------  ---------  ---------  ---------  ---------
Direct .................  $ 266,827  $ 269,752  $ 270,331  $ 267,809  $ 260,173  $ 249,526
Assumed ................      6,886      7,266      6,764      8,308     10,808      9,919
Ceded ..................     (8,925)   (10,562)    (9,442)   (19,514)   (53,509)   (78,259)
                          ---------  ---------  ---------  ---------  ---------  ---------
Net ....................  $ 264,788  $ 266,456  $ 267,652  $ 256,603  $ 217,472  $ 181,186
                          =========  =========  =========  =========  =========  =========

      Incurred losses and loss adjustment expenses for the years ended December
31, 2006, 2005 and 2004 are summarized as follows (in thousands):

                                                                    2006       2005       2004
                                                                ---------  ---------  ---------
Direct losses and loss adjustment expenses  incurred ........   $ 157,005  $ 144,832  $ 162,250
Assumed losses and loss adjustment expenses  incurred .......       6,376      8,164      8,750
Ceded losses and loss adjustment expenses incurred ..........         289     (9,333)   (51,879)
                                                                ---------  ---------  ---------
Net losses and loss adjustment expenses incurred ............   $ 163,670  $ 143,663  $ 119,121

      Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses were $75.4 million and $83.9 million at December 31, 2006 and 2005, respectively, of which $39.1 million and $45.6 million, respectively, was recoverable from one reinsurer. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance contracts do not relieve the Company from its obligations to policyholders.
Failure of reinsurers to honor their obligations could result in losses to the
Company.

7.  FEDERAL AND STATE INCOME TAXES

      Significant components of income tax expense for the years ended December
31, 2006, 2005 and 2004 are as follows (in thousands):

                                                  2006        2005        2004
                                               --------    --------    --------
Current expense (benefit)
  Federal ..................................   $  8,690    $  9,555    $  1,891
  State ....................................        425       1,205        (277)
                                               --------    --------    --------
   Total current tax expense ...............   $  9,115    $ 10,760    $  1,614
                                               --------    --------    --------
Deferred expense (benefit)
  Federal ..................................   $   (827)   $ (1,123)   $  1,461
  State ....................................        (32)       (311)      1,200
                                               --------    --------    --------
   Total deferred tax expense (benefit) ....       (859)     (1,434)      2,661
                                               --------    --------    --------
   Income tax expense ......................   $  8,256    $  9,326    $  4,275
                                               ========    ========    ========

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

      The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the years ended December
31, 2006, 2005 and 2004 (in thousands):

                                             2006%       2005%      2004%
                                           -------    -------  -------    -------  -------    -------
Income tax at statutory rate ...........   $ 8,687      35.0%  $ 9,139      35.0%  $ 3,164      34.0%
Permanent differences:
  State income taxes ...................       255       1.1       844       3.2       159       1.7
  Tax-exempt interest ..................      (942)     (3.8)     (584)     (2.2)     (199)     (2.1)
  Non-deductible meals and entertainment       197       0.8       350       1.3       152       1.6
  Change in deferred tax rate ..........      (513)     (2.0)       --      --       1,216      13.1
  Provision to return adjustment .......       278       1.1        (4)     --        (381)     (4.1)
  Non-deductible option expense ........       133       0.5        --      --          --        --
  Other expense--net ...................       161       0.6      (419)     (1.6)      164       1.8
                                           -------    -------  -------    -------  -------    -------
Effective income tax expense ...........   $ 8,256      33.3%  $ 9,326      35.7%  $ 4,275      46.0%
                                           =======    =======  =======    =======  =======    =======

      The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of December 31, 2006 and 2005 are presented below (in thousands):

                                                          2006            2005
                                                       --------        --------
Deferred tax assets:
  Loss reserve adjustments .....................       $ 13,551        $ 13,432
  Unearned and advance premiums ................          8,112           8,043
  Allowance for bad debt .......................          1,531           1,774
  Policyholder dividends .......................          3,170           2,409
  FAS 115 unrealized losses ....................          1,553           1,674
  Deferred compensation ........................            650             470
  Disallowed capital losses ....................            326            --
  Other ........................................            689             477
                                                       --------        --------
   Total deferred tax assets ...................         29,582          28,279
Deferred tax liabilities:
  Deferred policy acquisition expenses .........         (7,734)         (7,049)
  Other ........................................           (235)           (359)
                                                       --------        --------
   Total deferred tax liabilities ..............         (7,969)         (7,408)
                                                       --------        --------
   Total net deferred tax assets ...............       $ 21,613        $ 20,871
                                                       ========        ========

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

8.  UNPAID LOSSES AND LAE

      The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 (in thousands):

                                                                               2006       2005
                                                                           ---------  ---------
Unpaid losses and LAE, gross of related reinsurance
  recoverables at beginning of period .................................    $ 309,857  $ 297,698
Less reinsurance recoverables on unpaid losses and LAE at
  beginning of period .................................................       78,659    107,155
                                                                           ---------  ---------
Unpaid losses and LAE, net of related reinsurance
  recoverables at beginning of period .................................      231,198    190,543
                                                                           ---------  ---------
Add provision for losses and LAE, net of reinsurance,occurring in:
  Current period ......................................................      177,841    168,355
  Prior periods .......................................................      (14,171)   (24,692)
                                                                           ---------  ---------
Incurred losses during the current period .............................      163,670    143,663
                                                                           ---------  ---------
Deduct payments for losses and LAE, net of reinsurance, occurring in:
  Current period ......................................................       56,448     48,299
  Prior periods .......................................................       76,353     54,709
                                                                           ---------  ---------
Payments for losses and LAE during the current period, net of
  reinsurance .........................................................      132,801    103,008
                                                                           ---------  ---------
Unpaid losses and LAE, net of related reinsurance
  recoverables at end of period .......................................      262,067    231,198
Reinsurance recoverables on unpaid losses and LAE at end of
  period ..............................................................       72,296     78,659
                                                                           ---------  ---------
Unpaid losses and LAE, gross of reinsurance recoverables on
  unpaid losses at end of period ......................................    $ 334,363  $ 309,857
                                                                           =========  =========

      The Company's estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the years ended December 31,
2006 and 2005 by $14.2 million and $24.7 million, respectively, as a result of actual loss development emerging more favorably than expected. Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the
Company's loss and loss adjustment expenses.

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

9.  POLICYHOLDER DIVIDENDS

      Certain policyholders have entered into agreements that provide the opportunity for dividends. Dividends are accrued on such policies based on specific dividend contract provisions, and the policies' earned premiums and loss ratios. Additionally, dividend agreements also allow management to reduce the amount to be paid at management's discretion, based on the overall profitability of the Company. Should management choose to reduce the ultimate dividends to be paid, once the amount of the total dividend that will be paid for a policy year is determined, the dividend accrued would be reduced down to the level determined by management. The reduced dividend amount would be allocated ratably to the participating policies, based on the dividend amount calculated prior to the reduction. Approximately 26%, 25% and 22% of the total business was subject to dividend participation during the years ended December
31, 2006, 2005 and 2004, respectively. The dividends are ultimately paid at the sole discretion of the Board of Directors (the "Board") and must be approved by the Board prior to payment.

      Board-mandated dividends accrued for 2006, 2005 and 2004 policies reflect the full potential amount allowed under the respective policies.

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10. COMMITMENTS AND CONTINGENCIES

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
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued a liability of $1.2 million and
$1.3 million as of December 31, 2006 and 2005, respectively, related to those matters.

      The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

      LEASES--The Company leases office space, equipment and automobiles under noncancelable lease agreements, with various renewal and escalation clauses.
Rental expense was $3.2 million, $2.6 million and $2.6 million for 2006, 2005 and 2004, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more as of December 31, 2006 are as follows (in thousands):

YEAR ENDED DECEMBER 31,
    2007 .....................................................     $3,229
    2008 .....................................................      2,383
    2009 .....................................................      1,579
    2010 .....................................................        746
    2011 and thereafter ......................................        396
                                                                   ------
                                                                   $8,333
                                                                   ======

      EMPLOYMENT CONTRACTS--The Company has entered into employment contracts with certain of its executives. These contracts generally provide for continuing compensation for a period of 12 to 18 months if the executives are released without cause, except the contract of the chief executive officer provides for compensation for a period equal to the greater of 18 months or the number of months then remaining in the term of the contract.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                     AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. 401(K) SAVINGS PLAN

      The Company sponsors a 401(k) tax-deferred retirement savings plan (the
"Plan") for its employees. The Plan is approved by the Internal Revenue Service and is administered by a national financial management service. The Company matches the employee's contribution at 100% for the first 2% of salary and 50%
for the next 4% of salary. Expenses relating to the Plan were $619,000, $570,000 and $525,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Effective January 1, 2007, eligibility into the plan was changed to allow entrance into the plan following the first full month of employment, which was a change from the six months previously required.

13. NOTES PAYABLE

      On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution under which the Company borrowed $11.3 million. The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin. The expiration date on the loan is April 10, 2010. The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and
AmCOMP Assurance and the stock of AmCOMP Preferred. During 2003, the remaining balance of the Loan was refinanced and the Company borrowed an additional $5.5 million. At December 31, 2006 and 2005, the principal balance was $6.3 million and $8.0 million respectively. The interest rate was 7.85% at December 31, 2006.
Interest paid during 2006 and 2005 totaled $558,000 and $495,000, respectively.

      The Loan contains various restrictive covenants and certain financial covenants. At December 31, 2006, the Company was in compliance with all restrictive and financial covenants.

      On April 30, 2004, AmCOMP Preferred issued a $10 million surplus note in return for $10 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day London Interbank Offered Rate
("LIBOR"). Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services.
Interest paid through December 31, 2006 and 2005 totaled $0.9 million and $0.7, million respectively. Interest acrrued as of December 31, 2006 and 2005 was
$120,000 and $107,000, respectively. This interest was paid subsequent to year end.

      On May 26, 2004, AmCOMP Preferred issued a $12 million surplus note, in return for $12 million in cash, to ICONS, Inc., as part of a pooled transaction.
The note matures in 30 years and is callable by the Company after five years.
The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid through December 31,
2006 and 2005 totaled $1.1 million and $0.9, million respectively. Interest unpaid as of December 31, 2006 and 2005 was $115,000 and $104,000, respectively.
This interest was paid subsequent to year end.

      On September 14, 2004, AmCOMP Preferred issued a $10 million surplus note, in return for $10 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The note matures in approximately 30 years and is callable by the Company after approximately five years. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid through December 31, 2006 and 2005 totaled $0.9 million and $0.7, million respectively. Interest unpaid as of December 31, 2006 and 2005 was $39,000 and $38,000, respectively. This interest was paid subsequent to year end.

      Payments of principal due on the notes payable at December 31, 2006 are as follows (in thousands):

2007.........................................................      $1,786
2008.........................................................       1,786
2009.........................................................       1,786
2010.........................................................         892
2011 and thereafter..........................................      32,000
                                                                  -------
Total........................................................     $38,250
                                                                  =======

                     AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

14. CAPITAL STOCK

      CONVERTIBLE PREFERRED STOCK SERIES A--At December 31, 2005, 2.4 million shares of $1.00 par value, voting, participating, convertible preferred stock
("CPS") was authorized, issued, and outstanding. If the Company declared and paid a dividend on the common stock, the CPS stockholders were entitled to a dividend equal to the dividend that would have been payable to such holder if the shares had been converted. The CPS had a liquidation preference of $10 per share and was convertible, at the holder's option, into 1.7464 shares of the
Company's common stock for each share of CPS held. The CPS automatically converted into 4,191,399 shares of common stock upon consummation of the qualified public offering.

      UNDESIGNATED PREFERRED STOCK--At December 31, 2006, the board or directors had the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences and privileges of the shares, without stockholder approval.

      COMMON STOCK--There were 45 million and 28 million authorized shares of
$.01 par value common stock as of December 31, 2006 and 2005, respectively. At
December 31, 2006 and 2005, 15,893,162 and 5,501,936 shares, respectively, were issued and 15,758,252 and 5,367,025, respectively, were outstanding. During
2005, the Company repurchased 873 shares at a purchase price of $4.24. The repurchased shares are recorded as treasury stock on the consolidated balance sheets. Dividends are payable as declared by the Board and are subordinate to the CPS.

As of December 31, 2006, 1,442,239 shares of common stock were issuable and reserved for future issuance under employee stock option plans and to executives granted options outside of option plans.

15. STOCK OPTIONS

      During 1997, the Board of Directors approved a director stock option plan
(the "Directors Plan") and reserved 87,320 shares of common stock for issuance under this plan. Under the Directors Plan, options vest over a period determined at the time of grant and are exercisable over a five-year period after the date of grant for an exercise price equal to fair value of the common stock (prior to the initial public offering management's estimate of the fair market value) on the date of grant . In January 2006, the Directors' Plan was amended. The amended plan states that all directors who are not employees of AmCOMP are eligible to receive grants of options under the Directors Plan. Each eligible director receives an automatic, nondiscretionary grant of (1) an option to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $66,000 upon election to the Board and (2) options to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $13,200 annually on each January 1 thereafter so long as he remains an eligible director. In addition, the Board has the authority to make discretionary grants of options under the Plan.

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

      Prior to 1999, the Company granted two executives options to purchase shares under nonqualified stock option agreements. Of the options granted, options to purchase 272,877 common shares are still outstanding as of December
31, 2006. These options vested over a three to five-year period and are exercisable over a 10 year period after the date of grant at an exercise price of $13.74 per share.

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
Additionally, SFAS No. 123R requires the estimation of forfeitures in

                     AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

calculating the expense related to stock-based compensation. As a result of the adoption of SFAS No. 123R, the Company recognized approximately $0.6 million of stock option compensation expense and $0.1 million of related tax benefit in the year ended December 31, 2006. The recognition of the expense reduced 2006 earnings per share by $0.04. As of December 31, 2006, total unrecognized compensation expense related to non-vested stock options was approximately $1.8 million. This cost is expected to be recognized over the weighted average period of 2.7 years.

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

      A summary of the Company's stock option activity through December 31, 2006 is as follows:

                                        Employees, Directors, and
                                                Executives
                                      -----------------------------
                                          Average        Number of
                                      Exercise Price       Shares
                                      -----------------------------
Outstanding-December 31, 2003           $   10.97         741,301
    Granted                                  9.30          43,660
    Exercised                                 --             --
    Forfeited                                9.71        (111,258)
                                        ---------       ---------
Outstanding- December 31, 2004              11.09         673,703
    Granted                                   --             --
    Exercised                                 --             --
    Forfeited                               10.13         (28,124)
                                        ---------       ---------
Outstanding- December 31, 2005              11.12         645,579
    Granted                                  9.03         818,442
    Exercised                                9.32        (239,757)
    Forfeited                                8.89            (132)
    Expired                                  9.26          (2,574)
                                        ---------       ---------
Outstanding- December 31, 2006          $   10.08       1,221,558
                                        =========       =========

      As of December 31, 2006, 2005 and 2004, options to purchase 360,505,
588,453 and 463,212 shares were exercisable. The weighted average remaining contractual life of the exercisable options was 0.6 years and 1.4 years as of
December 31, 2006 and 2005, respectively. The per-share weighted average grant date fair value of options granted in the years ended December 31, 2006 and 2004 were $3.05 and $1.53, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model.
The following weighted average assumptions were used to perform the calculation of 2006 grant date fair value: zero expected dividend yield, 4.56% risk-free interest rate, 5 year expected life, and 28.2% volatility. The expected life was based on historical exercise behavior and the contractual life of the options.
Due to the unavailability of historical company information, volatility was based on average volatilities of similar entities for the appropriate period.
Forfeitures were estimated at 20% for board members, 5% for executives and 10%
for all remaining employees. No options were granted in 2005. The weighted-average grant date fair value of options vesting during 2006, 2005 and
2004 was $1.48, $1.68 and $1.70, respectively. As of December 31, 2006 the aggregate intrinsic value of options outstanding and options exercisable was approximately $772,000 and $77,000, respectively. The total aggregate intrinsic value of options exercised during 2006 was approximately $298,000. No options were exercised in 2005 or 2004.

                     AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Summary information for option awards expected to vest is as follows:

                                                      Options Outstanding
                           -------------------------------------------------------------------
                                                Weighted
                                 Number          Average
                             Outstanding at     Remaining     Weighted
                               December 31,    Contractual     Average            Aggregate
Range of Exercise Prices          2006            Life      Exercise Price     Intrinsic Value
----------------------------------------------------------------------------------------------
          $ 0.00 - $ 8.99        84,501           1.03       $    8.83           $  84,409
              9.00 - 9.99       782,943           4.03            9.02             637,114
            10.00 - 14.00       291,877           0.55           13.52                --
                              ---------           ----       ---------           ---------
                              1,159,321           2.93       $   10.14           $ 721,523
                              =========           ====       =========           =========

Summary information for total outstanding option awards is as follows:

                                          Options Outstanding                        Options Exercisable
                             ---------------------------------------------------------------------------------
                                                Weighted
                                 Number          Average                         Number
                             Outstanding at     Remaining     Weighted       Exercisable at       Weighted
                               December 31,    Contractual     Average         December 31,        Average
Range of Exercise Prices          2006            Life      Exercise Price        2006          Exercise Price
---------------------------------------------------------------------------------------------------------------
           $ 0.00 - $ 8.99        86,579          1.03          $ 8.83           65,798           $8.83
               9.00 - 9.99       842,102          4.03            9.02           21,830            9.30
             10.00 - 14.00       292,877          0.56           13.51          272,877           13.74
                               ---------          ----         -------          -------          ------
                               1,221,558          2.99         $ 10.08          360,505          $12.58
                               =========          ====         =======          =======          ======

      In the event that currently outstanding options are exercised, the Company intends to first issue treasury shares to the extent available, followed by new shares as necessary.

16. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

                                                                2006      2005       2004
                                                              -------   -------   -------
Numerator:
  Net income attributable to common stockholders ..........   $16,562   $16,785   $ 5,030
                                                              =======   =======   =======
Denominator:
  Weighted-average shares outstanding (denominator for
   basic earnings per share) ..............................    14,452     5,367     5,368
  Plus effect of dilutive securities:
   Convertible preferred stock ............................       459     4,191     4,191
   Employee stock options .................................        20         4         5
                                                              -------   -------   -------
  Weighted-average shares outstanding and assumed
   conversions (denominator for diluted earnings per share)    14,931     9,562     9,564
                                                              =======   =======   =======
Basic earnings per share ..................................   $  1.15   $  3.13   $  0.94
Diluted earnings per share ................................   $  1.11   $  1.76   $  0.53

      For the years ended December 31, 2006, 2005 and 2004, outstanding employee stock options of 1,134,979, 558,483 and 585,767 have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

      All share and per share amounts in the condensed consolidated financial statements have been restated to give effect to the 1-for-2.2904 reverse common stock split effected by AmCOMP on February 6, 2006. The stock split was effected as a stock dividend.

                     AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

17. REGULATORY EVENTS

      The National Council on Compensation Insurance ("NCCI") submitted its annual workers' compensation rate filing to the Florida Office of Insurance
Regulation (the "Florida OIR"), which called for a statewide average 13.3% rate decrease. Significant declines in claim frequency and an improvement in loss development since the legislature enacted the 2003 reforms are the two main reasons for the proposed premium level decrease. On October 17, 2006, the OIR issued an order requesting that NCCI make an amended filing for an overall workers' compensation rate decrease of 15.7%. On October 24, 2006, NCCI submitted an amended filing calling for a statewide decrease of 15.7% as requested, which was approved by the Florida OIR on October 31, 2006. The new rates will apply to all new and renewal policies as of January 1, 2007. The effect of the approved decrease cannot currently be ascertained.

      On March 19, 2007, the Company received a Notice of Intent to Issue Order to Return Excessive Profit signed March 14, 2007 (the "Notice") from the Florida
OIR. The Notice indicates on a preliminary basis that Florida OIR proposes to make a finding, following its review of data submitted by the Company on July 1,
2006 for accident years 2002, 2003 and 2004, that "Florida excessive profits"
(as defined in Florida Statute Section 627.215) ("excessive profits") in the amount of $5,663,805 have been realized by the Company. Excessive profits under the statute are required to be returned to policyholders under methods defined in the statute. Upon receipt of the Notice, and upon further review by the
Company of the data previously submitted, the Company amended its filings to the
Florida OIR responding to the Notice and amending the deductible expense items that are utilized in the calculation of excessive profits. These filings amend and increase the expenses the Company believes are permitted by the statute in calculating excessive profits.

      The Company, through outside regulatory counsel, has submitted their amended filings to Florida OIR for the years 2002, 2003 and 2004. The amended filings report no excessive profits for the reporting periods. In the event
Florida OIR does not agree with the amended filings as submitted by the Company, there would be a disputed issue of material fact and law regarding the calculation of excessive profits. The Company has preserved its right to an administrative hearing under the provisions of the Notice and Florida Statute
Chapter 120 (the Florida Administrative Procedures Act). Under Chapter 120, the
Company is entitled to a DE NOVO proceeding on the issues described above. If the administrative ruling is adverse to the Company, the Company would have further appellate rights to the District Court of Appeal. Management of the
Company believes, in part based on input from legal counsel, that "excessive profits" were not, in fact, earned in Florida for the years 2002, 2003, and
2004. No accrual for excessive profits has been provided as of December 31,
2006.

                     AMCOMP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

18. QUARTERLY RESULTS FOR 2006 AND 2005 (UNAUDITED)

                                            First    Second     Third    Fourth
                                           Quarter   Quarter   Quarter   Quarter
                                           -------   -------   -------   -------
2006
Revenues                                   $70,099   $72,524   $72,572   $68,748
Expenses                                    60,769    65,428    65,376    67,552
Net income                                   5,975     5,007     4,324     1,256
Basic earnings per share                      0.54      0.31      0.28      0.08
Diluted earnings per share                    0.46      0.31      0.28      0.08

2005
Revenues                                   $63,122   $66,759   $68,457   $68,963
Expenses                                    54,902    57,659    66,353    62,276
Net income                                   5,327     5,220     1,579     4,659
Basic earnings (loss) per share               0.99      0.97      0.29      0.87
Diluted earnings (loss) per share             0.56      0.55      0.17      0.49

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There have not been any changes in AmCOMP's internal control over financial reporting, other than as noted below, (as such term is defined in
Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended
December 31, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting. In connection with management's evaluation of disclosure controls and procedures in the third quarter of 2006, management determined that a presentation error had occurred in AmCOMP's financial statements previously filed for December 31, 2005 and the quarters ended March 31, 2006 and June 30,
2006. The error was the result of a book overdraft position being presented as a reduction of "cash and cash equivalents" rather than as an "other liabilities,"
and required the previously filed financial statements to be restated. As a result, management identified a material weakness in our internal control over financial reporting and concluded that the disclosure controls and procedures designed for recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act and communicated to AmCOMP's management, including AmCOMP's Chief Executive Officer and Chief Financial Officer, as
appropriate to allow timely decisions regarding required disclosure were not effective as of September 30, 2006. Subsequent to September 30, 2006, additional internal control over financial reporting procedures were designed and implemented to address the material weakness identified above.

ITEM 9B.  OTHER INFORMATION

      Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange
Commission not later than April 30, 2007 in connection with our annual meeting of stockholders (the "Proxy Statement") under the headings "Executive Officers,"
"Election of Directors," "Corporate Governance Principles and Board Matters,"
"Director Compensation" and "Compliance with Section 16(a) of the Exchange Act.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is incorporated by reference to the
Proxy Statement under the heading "Principal Accounting Fees and Services."

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1. Financial Statements as of December 31, 2006 and December 31, 2005 and for
the three years ended December 31, 2006 included in Part II of this Form 10-K:

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this Report.

      Schedule II - Condensed Financial Information of Parent Company

      Schedule V - Valuation and Qualifying Accounts

      Schedule VI--Supplemental Information Concerning Property-Casualty
      Insurance Operations

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the Consolidated Financial
Statements or notes thereto.

                                  AMCOMP INCORPORATED
             SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                                CONDENSED BALANCE SHEETS

                                                                       December 31,
                                                                   --------   --------
                                                                     2006        2005
                                                                   --------   --------
                                                                      (In Thousands)
ASSETS
Cash and cash equivalents ......................................   $  5,799   $    983
Fixed maturity securities available-for-sale at fair value
  (amortized cost of $5,000,000 in 2006) .......................      5,000       --
Investment in subsidiaries .....................................    127,518     66,921
Surplus notes receivable from affiliates .......................     25,500     25,500
Interest receivable on surplus notes receivable from affiliates       2,552      4,652
Receivable from affiliates .....................................       --          679
Other assets ...................................................         91      1,480
Income tax recoverable .........................................      3,102      1,164
                                                                   --------   --------
                                                                   $169,562   $101,379
                                                                   ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes ..........................................   $    951   $  1,689
Note payable ...................................................      6,250      8,036
Payable to affiliated companies ................................     22,824     19,131
Other Liabilities ..............................................        249        542
Stockholders' Equity
  Common stock .................................................        158         54
  Preferred stock ..............................................       --       23,098
  Other stockholders' equity ...................................    139,130     48,829
                                                                   --------   --------
                                                                    139,288     71,981
                                                                   --------   --------
                                                                   $169,562   $101,379
                                                                   ========   ========

                See accompanying notes to condensed financial statements

                                           AMCOMP INCORPORATED
                                   CONDENSED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                           ----------------------------
                                                                              2006      2005      2004
                                                                           --------  --------  --------
                                                                                  (In Thousands)
Revenues
Interest income .......................................................    $  2,770  $  1,955  $  1,676

Expenses
Other operating expenses ..............................................         159        62       835
Interest expense ......................................................         529       545       380
                                                                           --------  --------  --------
  Total expenses ......................................................         688       607     1,215
                                                                           --------  --------  --------
Income before income taxes and equity in undistributed
  earnings of consolidated subsidiaries ...............................       2,082     1,348       461
Income tax (benefit) expense ..........................................         797      (279)     (214)
Equity in undistributed earnings of consolidated subsidiaries .........      15,277    15,158     4,355
                                                                           --------  --------  --------
Net Income ............................................................    $ 16,562  $ 16,785  $  5,030

                        See accompanying notes to condensed financial statements

                                      AMCOMP INCORPORATED
                               CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                ------------------------------
                                                                   2006       2005       2004
                                                                --------   --------   --------
                                                                        (In Thousands)
OPERATING ACTIVITIES:
Net income ..................................................   $ 16,562   $ 16,785   $  5,030
Adjustments to reconcile net income to net cash
  provided by operating activities:
Excess tax benefit from stock option exercise................       (162)      --         --
Equity in earnings of subsidiaries ..........................    (15,277)   (15,158)    (4,355)
Stock Option expense ........................................        545       --         --
Interest receivable on surplus notes receivable
  from affiliates ...........................................      2,100     (1,917)       235
Deferred income taxes .......................................       (576)        24      1,233
Income tax recoverable ......................................     (2,023)     1,961     (1,683)
Other assets and other liabilities ..........................      1,389     (1,365)       (14)
Payable to affiliated companies .............................      4,372        890       (469)
Accounts payable and accrued expenses .......................       (290)       542         50
                                                                --------   --------   --------
Net cash provided by operating activities ...................      6,640      1,762         27
                                                                --------   --------   --------
INVESTING ACTIVITIES:
Securities available-for-sale:
   Purchases ................................................     (7,000)      --         --
   Sales and maturities .....................................      2,000       --         --
Investment in subsidiary ....................................    (45,000)      --         --
                                                                --------   --------   --------
Net cash used in investing activities .......................    (50,000)      --         --
                                                                --------   --------   --------

FINANCING ACTIVITIES:
Proceeds from initial public offering .......................     47,972       --         --
Proceeds from option exercise ...............................      1,828       --         --
Excess tax benefits from exercise of options ................        162       --         --
Payment of note payable .....................................     (1,786)    (1,785)    (1,786)
                                                                --------   --------   --------
Net cash provided by (used in) financing activities .........     48,176     (1,785)    (1,786)
                                                                --------   --------   --------
Net increase(decrease) in cash ..............................      4,816        (23)    (1,759)
Cash at beginning of year ...................................        983      1,006      2,765
                                                                --------   --------   --------
Cash at end of the year .....................................   $  5,799   $    983   $  1,006
                                                                ========   ========   ========

                    See accompanying notes to condensed financial statements

                               AMCOMP INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.  ACCOUNTING POLICIES

ORGANIZATION

      AmCOMP Incorporated (the "Company") is a Delaware-domiciled holding company organized for the purpose of acquiring and managing insurance entities.

BASIS OF PRESENTATION

      The condensed financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States.

      The accompanying condensed financial statements have been prepared using the equity method to account for investments in subsidiaries. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings (loss) of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

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

2.  NOTE PAYABLE

      On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution whereby the Company borrowed $11.3 million.
The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin. The expiration date of the loan is April 10, 2010. The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and
AmCOMP Assurance and the stock of AmCOMP Preferred. During 2003, the Loan was refinanced whereby the Company borrowed an additional $5.5 million. At December
31, 2006 and 2005, the principal balance was $6.3 million and $8.0 million, respectively. The interest rate was 7.85% at December 31, 2006.

      Maturities of the Loan at December 31, 2006 are as follows (in thousands):

      2007.........................................................     $1,786
      2008.........................................................      1,786
      2009.........................................................      1,786
      2010.........................................................        892
                                                                        ------
      Total........................................................     $6,250
                                                                        ======

3.  RELATED PARTY TRANSACTIONS

      On December 30, 1996, the Company loaned $10.0 million to AmCOMP Preferred
Insurance Company ("AmComp Preferred") and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on March 31,
1997 and payment of the principal on September 15, 2009. Interest accrues at an annual rate of 100 basis points in excess of the prime rate, which was 8.25% at
December 31, 2006. Both the payment of interest and principal require approval of the Florida Department of Financial Services ("FDFS"). Interest income was
$0.8 million, $0.6 million and $0.5 million for the years ended December 31,
2006, 2005 and 2004, respectively. Approved interest paid through December 31,
2006 totaled $1.6 million. Earned but unpaid interest as of December 31, 2006 and 2005 was $0.8 million and $1.6 million, respectively. To preserve the surplus position of AmCOMP Preferred, neither the Company nor AmCOMP Preferred has requested FDFS approval for the payment of additional interest beyond the aforementioned paid amounts.

                               AMCOMP INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

      On December 31, 2000, the Company loaned $5.0 million to AmCOMP Assurance
Corporation ("AmComp Assurance") and received a surplus note in the same amount.
The note provides for quarterly interest payments beginning on March 31, 2001 and payment of the principal on March 31, 2006. Interest accrues at an annual rate of 10.0%. Both the payment of interest and principal require approval of the FDFS. Interest income was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Approved interest paid during the year ended December 31, 2006 totaled $1.4 million.
Earned but unpaid interest as of December 31, 2006 and 2005 was $0.6 million and
$1.5 million, respectively. To preserve the surplus position of AmCOMP
Assurance, neither the Company nor AmCOMP Assurance has requested FDFS approval for the payment of additional interest beyond the aforementioned paid amounts.

      On December 31, 2002, the Company loaned $2.0 million to AmCOMP Assurance and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on March 31, 2003 and payment of the principal on
March 31, 2008. Interest accrues at an annual rate of 450 basis points in excess of the LIBOR, which was 9.98% at December 31, 2006. Both the payment of interest and principal require approval of the FDFS. Interest income was $0.2 million,
$0.2 million and $0.1 million for the years ended December 31, 2006, 2005 and
2004, respectively. Approved interest paid during the year ended December 31,
2006 totaled $0.3 million. Earned but unpaid interest as of December 31, 2006 and 2005 was $0.2 million and $0.4 million, respectively. To preserve the surplus position of AmCOMP Assurance, neither the Company nor AmCOMP Assurance has requested FDFS approval for the payment of interest amounts.

      On March 31, 2003, the Company loaned $2.0 million to AmCOMP Assurance and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on June 30, 2003 and payment of the principal on
March 31, 2008. Interest accrues at an annual rate of 450 basis points in excess of LIBOR, which was 9.98% at December 31, 2006. Both the payment of interest and principal require approval of the FDFS. Interest income was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Approved interest paid during the year ended December 31, 2006 totaled $0.3 million. Earned but unpaid interest as of December 31, 2006 and
2005 was $0.2 million and $0.4 million, respectively. To preserve the surplus position of AmCOMP Assurance, neither the Company nor AmCOMP Assurance has requested FDFS approval for the payment of interest amounts.

      On December 4, 2003, the Company loaned $6.5 million to AmCOMP Assurance and received a surplus note in the same amount. The note provides for quarterly interest payments beginning on March 31, 2004 and repayment of the principal on
December 31, 2008. Interest accrues at an annual rate of 450 basis points in excess of LIBOR, which was 9.98% at December 31, 2006. Both the payment of interest and principal require approval of the FDFS. Interest income was $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2006,
2005 and 2004 respectively. Approved interest paid during the year ended
December 31, 2006 totaled $0.8 million. Earned but unpaid interest as of
December 31, 2006 and 2005 was $0.7 million and $0.9 million, respectively. To preserve the surplus position of AmCOMP Assurance, neither the Company nor
AmCOMP Assurance has requested FDFS approval for the payment of interest amounts.

      As the Company does not keep significant cash on hand, it may find it necessary to borrow funds from subsidiaries to make tax, debt or other payments.
Additionally, as the Company files a consolidated tax return with its affiliates, it makes tax payments on behalf of subsidiaries, thereby creating a receivable from affiliates balance. The tax allocation method between affiliates is subject to a written tax sharing agreement under which each company pays a share of the total tax liability determined as if computed separately. The borrowings from affiliates, offset by receivables from affiliates, and interest receivable on surplus notes are recorded in the Receivable from or Payable to
Affiliated Companies line items on the balance sheet. As of December 31, 2006 and 2005, the Company had recorded approximately $22.8 million and $18.5 million, respectively, of net payables to affiliates.

4.  FEDERAL AND STATE INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 was allocated as follows:

                                                2006         2005         2004
                                              -------      -------      -------
Current expense (benefit)
  Federal ...............................     $ 1,371      $  (329)     $  (227)
  State .................................         164           26         (506)
                                              -------      -------      -------
   Total current (benefit) expense ......       1,535         (303)        (733)
                                              -------      -------      -------
Deferred (benefit) expense
  Federal ...............................        (665)          22          471
  State .................................         (73)           2           48
                                              -------      -------      -------
   Total deferred (benefit) expense .....        (738)          24          519
                                              -------      -------      -------
   Total tax (benefit) expense ..........     $   797      $  (279)     $  (214)
                                              =======      =======      =======

      AmCOMP's effective income tax rate differed from the statutory income tax rate for the years ended December 31, 2006, 2005 and 2004 as follows:

                                          2006%     2005%      2004%
                                          -----  ----   -----  -----   -----   ------
Statutory federal income tax rate .....   $ 729  35.0%  $ 457   35.0%  $ 157     34.0%
Increases (reductions) in tax resulting
  from:
Surplus notes interest income deferred     --     --     (647) (49.6)    471    102.2
NOL Florida state tax .................    --     --      --     --     (835)  (181.1)
State tax .............................      59   2.8%   (211) (16.1)%    (7)    (1.5)
Other .................................       9   0.5     122    9.3     --      --
                                          -----  ----   -----  -----   -----   ------
                                          $ 797  38.3%  $(279) (21.4)% $(214)   (46.4)%
                                          =====  ====   =====  =====   =====   ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities included at December 31, 2006 and 2005 are presented below:

                                                    2006         2005
Deferred Tax Liabilities:
Surplus Notes Interest Receivable..............     $951        $1,689

                      AMCOMP INCORPORATED AND SUBSIDIARIES
                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             Additions
                                                                  -----------------------------
                                                                    Charged/
                                                     Balance at   (credited) to
                                                    beginning of    costs and     Charged to                      Balance at end
                                                       period       expenses     other accounts   Deductions (1)    of period
                                                    ------------  -------------  --------------   --------------  --------------
Year ended December 31, 2006
Allowance for uncollectible:

Premiums in course of collection .............       $ 4,887         $   987         $--             $(1,768)         $ 4,106
Year ended December 31, 2005                        ============  =============  ==============   ==============  ==============
Allowance for uncollectible:

Premiums in course of collection .............       $ 6,000         $ 1,525         $--             $(2,638)         $ 4,887
Year ended December 31, 2004                        ============  =============  ==============   ==============  ==============
Allowance for uncollectible:

Premiums in course of collection .............       $ 8,841         $   156         $--             $(2,997)         $ 6,000
                                                    ============  =============  ==============   ==============  ==============
-----------------

(1) Deductions include write-offs of amounts determined to be uncollectible.

                                      AMCOMP INCORPORATED AND SUBSIDIARIES
                  SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE
                                                   OPERATIONS
                                                 (IN THOUSANDS)

                                                                                          Claims and Claims
                                  Reserves for                                                 Adjustment
                                        Unpaid   Discount                                    Expense Incurred
                        Deferred    Claims and     If Any  Unearned                            Related to
       Affiliations       Policy        Claims   Deducted       and       Net        Net   --------------------
               With  Acquisition    Adjustment  in Column  Advanced  Premiums Investment    Current       Prior
         Registrant        Costs      Expenses      C (1)  Premiums    Earned     Income       Year       Years
        ------------ -----------   ----------- ---------- --------- --------- ----------   --------    --------
     Consolidated
      Property
         and
      Casualty
     Subsidiaries
2006                    $ 20,749      $334,363         $-  $115,218  $266,456   $ 17,461   $177,841   $(14,171)
2005                      19,413       309,857          -   115,574   256,603     10,798    168,355    (24,692
2004                      14,695       297,698          -   114,235   181,186      6,077    127,458     (8,337)

----------------------------
(1)   We discount the indemnity portion of loss reserves for select policies issued Texas that have fixed or determinable future payment. The total amount of this discount is not material to the financial statements.

                                                                102-A

                      AMCOMP INCORPORATED AND SUBSIDIARIES
  SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE
                                   OPERATIONS
                                 (IN THOUSANDS)

     Amortization
               of
         Deferred   Paid Claims
           Policy    and Claims         Net
      Acquisition    Adjustment    Premiums
            Costs      Expenses     Written
     ------------  ------------    --------

2006    $ 49,410       $132,801    $264,788
2005      42,955        103,008     267,652
2004      19,145         85,273     217,472

                                      102-b

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
         reference to Exhibit 10.20 to the Form S-1).
  10.21  Floating Rate Surplus Note, dated April 29, 2004, from AmCOMP Preferred
         Insurance Company to Cede & Co., for $10.0 million (incorporated by reference to Exhibit 10.21 to the Form S-1).
  10.22  Purchase Agreement, dated May 26, 2004, by and between AmCOMP Preferred
         Insurance Company and Icons, Ltd. (incorporated by reference to Exhibit
         10.22 to the Form S-1).
  10.23  Floating Rate Surplus Note, dated May 26, 2004, from AmCOMP Preferred
         Insurance Company to JP Morgan Chase Bank, as trustee, for $12.0 million (incorporated by reference to Exhibit 10.23 to the Form S-1).
  10.24  Purchase Agreement, dated September 14, 2004, by and between AmCOMP
         Preferred Insurance Company and Alesco Preferred Funding V, Ltd.
         (incorporated by reference to Exhibit 10.24 to the Form S-1).
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
         Inc. (incorporated by reference to Exhibit 10.26 to the Form S-1).
  10.27  Service Company Contract, dated April 7, 1995, by and between FAI and
         Compensation Benefits, Inc. (incorporated by reference to Exhibit 10.27 to the Form S-1).
  10.28  Amendment to Service Company Contract, dated January 26, 1996, by and between FAI and Compensation Benefits, Inc. (incorporated by reference to Exhibit 10.28 to the Form S-1).
  10.29  Second Amendment to Service Company Contract, dated January 1, 2000, by and between Pinnacle Administrative Company and Pinnacle Benefits, Inc.
         (incorporated by reference to Exhibit 10.29 to the Form S-1).
  10.30  Third Amendment to Service Company Contract, dated December 16, 1997, by and between Pinnacle Administrative Company and Pinnacle Benefits,
         Inc. (incorporated by reference to Exhibit 10.30 to the Form S-1).
  10.31  Fourth Amendment to Service Company Contract, dated January 1, 2000, by and between Pinnacle Administrative Company and Pinnacle Benefits, Inc.
         (incorporated by reference to Exhibit 10.31 to the Form S-1).
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
         Group (incorporated by reference to Exhibit 10.50 to the Form S-1).
 *10.51  Excess Workers' Compensation Reinsurance Contract, effective January 1,
         2007, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance
         Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP
         Group.
 *10.52  Catastrophe Workers' Compensation Reinsurance Contract, effective
         January 1, 2007, issued to AmCOMP Preferred Insurance Company, AmCOMP
         Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP
         Group.
  14     Code of Business Ethics and Conduct.
  21     Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form S-1).
 *23     Consent of Independent Registered Public Accounting Firm - Deloitte &
         Touche LLP
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
-----------------
*     Filed herewith.

+     Indicates those contracts that are management contracts or compensation plans or arrangements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the 2nd day of April, 2007.

                                                 AMCOMP INCORPORATED
                                                    (Registrant)

                                      By: /s/ Fred R. Lowe
                                          -------------------------------------
                                          Fred R. Lowe
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

      The Company and each of the undersigned do hereby appoint Fred R. Lowe,
Debra Cerre-Ruedisili and Kumar Gursahaney, and each of them severally, its or his true and lawful attorney to execute on behalf of the Company and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                                           Date
          ---------                          -----                                           ----

                                 Chairman of the Board, President and Chief Executive    April 2, 2007
/s/ Fred R. Lowe                 Officer (principal executive officer)
------------------------------
Fred R. Lowe

/s/ Debra Cerre-Ruedisili        Executive Vice President, Chief Operating Officer       April 2, 2007
------------------------------   and Director
Debra Cerre-Ruedisili

/s/ Kumar Gursahaney             Senior Vice President, Chief Financial Officer and      April 2, 2007
------------------------------   Treasurer (principal financial and accounting officer)
Kumar Gursahaney

/s/ Sam A. Stephens              Director                                                 April 2, 2007
------------------------------
Sam A. Stephens

/s/ Paul B. Queally              Director                                                 April 2, 2007
------------------------------
Paul B. Queally

/s/ Sean Traynor                 Director                                                 April 2, 2007
------------------------------
Sean Traynor

/s/ Spencer L. Cullen, Jr.       Director                                                 April 2, 2007
------------------------------
Spencer L. Cullen, Jr.

/s/ Donald C. Stewart            Director                                                 April 2, 2007
------------------------------
Donald C. Stewart

