Form 10-Q
period 2007-03-31
AMCOMP INC /FL
filed 2007-05-10
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q
(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-51767

                                  ------------

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

                                       N/A
                                  ------------
 (former name, former address, former fiscal year, if changed since last report)

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

Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

As of May 10, 2007, the registrant had 15,769,160 shares of common stock outstanding.

===============================================================================

                               AMCOMP INCORPORATED

                                      INDEX

PART I........................................................................2

  Item 1.  Financial Statements...............................................2
  Item 2.  Management's Discussion and Analysis of Financial Condition

                                       i

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                     AMCOMP INCORPORATED AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                            (AMOUNTS IN THOUSANDS)

                                                                                 March 31,          December 31,
                                                                                   2007                2006
                                                                                 ---------           ---------
                                                                                (unaudited)
ASSETS
Investments:
   Fixed maturity securities available-for-sale at fair value (amortized
   cost  of  $348,931 in 2007 and $349,487 in 2006)                              $ 346,005           $ 345,318
   Fixed maturity securities held-to-maturity at amortized cost
   (fair value of $87,032 in 2007 and $75,933 in 2006)                              87,116              76,198
                                                                                 ---------           ---------
Total investments                                                                  433,121             421,516
Cash and cash equivalents                                                           10,689              15,259
Accrued investment income                                                            4,910               5,120
Premiums receivable - net                                                          117,408             106,270
Assumed reinsurance premiums receivable                                              1,858               1,822
Reinsurance recoverable:
   On paid losses and loss adjustment expenses                                       2,169               3,064
   On unpaid losses and loss adjustment expenses                                    73,772              72,296
Prepaid reinsurance premiums                                                         1,844               3,326
Deferred policy acquisition costs                                                   23,591              20,749
Property and equipment - net                                                         2,926               2,705
Income taxes recoverable                                                              --                 3,102
Deferred income taxes - net                                                         22,462              21,613
Goodwill                                                                             1,260               1,260
Other assets                                                                         6,402               6,395
                                                                                 ---------           ---------
TOTAL ASSETS                                                                     $ 702,412           $ 684,497
                                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Policy reserves and policyholders' funds:
   Unpaid losses and loss adjustment expenses                                    $ 337,827           $ 334,363
   Unearned and advance premiums                                                   130,676             115,218
   Policyholder retention dividends payable                                          8,234               8,504
                                                                                 ---------           ---------
     Total policy reserves and                                                     476,737             458,085
        policyholders' funds
Reinsurance payable                                                                  1,769               3,774
Accounts payable and accrued expenses                                               37,578              39,416
Notes payable                                                                       37,804              38,250
Income tax payable                                                                     344                --
Other liabilities                                                                    3,881               5,684
                                                                                 ---------           ---------
TOTAL LIABILITIES                                                                  558,113             545,209
                                                                                 ---------           ---------

STOCKHOLDERS' EQUITY
Common stock (par value $.01; 45,000 authorized shares;
15,895 in 2007 and 15,893 in 2006 issued; 15,760 in 2007
and 15,758 in 2006 outstanding)                                                        158                 158
Additional paid-in capital                                                          74,162              73,952
Retained earnings                                                                   72,010              67,990
Accumulated other comprehensive loss (net of deferred
taxes of $1,089 in 2007 and $1,553 in 2006)                                         (1,832)             (2,613)
Treasury stock (135 shares in 2007 and 2006)                                          (199)               (199)
                                                                                 ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                         144,299             139,288
                                                                                 ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 702,412           $ 684,497
                                                                                 =========           =========

                                See notes to consolidated financial statements.

                                                      2

                      AMCOMP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended
                                                 March 31,           March 31,
                                                   2007                2006
                                                 -------             -------
Revenue:
   Net premiums earned                           $59,213             $65,970
   Net investment income                           4,862               4,043

   Net realized investment gains                    --                     1
   Other income                                       30                  85
                                                 -------             -------
       Total revenue                              64,105              70,099

Expenses:
   Losses and loss adjustment expenses            34,918              37,467
   Dividends to policyholders                      2,241               2,663
   Underwriting and acquisition expenses          19,896              19,801
   Interest expense                                  954                 838
                                                 -------             -------
       Total expenses                             58,009              60,769
                                                 -------             -------

Income before income taxes                         6,096               9,330
Income tax expense                                 2,076               3,355
                                                 -------             -------

Net income                                       $ 4,020             $ 5,975
                                                 =======             =======
Earnings per common share - basic                $  0.26             $  0.54
                                                 =======             =======
Earnings per common share - diluted              $  0.25             $  0.46
                                                 =======             =======

                 See notes to consolidated financial statements.

                                                AMCOMP INCORPORATED AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (2007 UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                         Accumulated
                                                      Convertible    Additional                            Other
                                           Common      Preferred       Paid-in    Treasury   Retained   Comprehensive  Stockholders'
                                            Stock    Stock Series A    Capital      Stock    Earnings   Income (Loss)     Equity
                                           --------  --------------  ----------   --------  ---------   -------------  ------------
BALANCE AT DECEMBER 31, 2005               $     54     $ 23,098      $    536   $   (199)  $ 51,428      $ (2,936)      $ 71,981
                                           --------     --------      --------   --------   --------      --------       --------

Net income                                     --           --            --         --       16,562          --           16,562

Unrealized gain on investments (net
of tax expense of $121)                        --           --            --         --         --             323            323
                                                                                                                         --------

Comprehensive income                           --           --            --         --         --            --           16,885

Conversion of Series A Preferred
into Common Stock                                42      (23,098)       23,056       --         --            --             --

Stock issued during initial public
offering (net of offering costs of $2,341)       60         --          47,912       --         --            --           47,972

Stock option compensation expense              --           --             545       --         --            --              545

Stock option exercise                             2         --           1,826       --         --            --            1,828

Tax benefit on stock options                   --           --              77       --         --            --               77
                                           --------     --------      --------   --------   --------      --------       --------

BALANCE AT DECEMBER 31, 2006                    158         --          73,952       (199)    67,990        (2,613)       139,288

Net income                                     --           --            --         --        4,020          --            4,020

Unrealized gain on investments (net
of tax expense of $464)                        --           --            --         --         --             781            781
                                                                                                                         --------

Comprehensive income                           --           --            --         --         --            --            4,801

Stock option compensation expense              --           --             193       --         --            --              193

Stock option exercise                          --           --              15       --         --            --               15

Tax benefit on stock options                   --           --               2       --         --            --                2

                                           --------     --------      --------   --------   --------      --------       --------
BALANCE AT MARCH 31, 2007                  $    158     $   --        $ 74,162   $   (199)  $ 72,010      $ (1,832)      $144,299
                                           ========     ========      ========   ========   ========      ========       ========

                                           See notes to consolidated financial statements

                                                                 4

                                          AMCOMP INCORPORATED AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED, AMOUNTS IN THOUSANDS)
                                                                                                 Three Months Ended
                                                                                             -------------------------
                                                                                             March 31,        March 31,
                                                                                                2007             2006
                                                                                             --------         --------
Operating Activities:
  Net income                                                                                 $  4,020         $  5,975
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                 394              470
    Amortization of investment premiums/discounts                                                 451              667
    Excess tax benefits from stock option exercise                                                 (4)            --
    Stock option expense                                                                          193             --
    Provision for deferred income taxes                                                        (1,313)            (680)
    Net gains on investments                                                                     --                 (1)
    (Gain) loss on sale of property and equipment                                                  (2)              12
    Policy acquisition costs deferred                                                         (14,091)         (15,888)
    Policy acquisition costs amortized                                                         11,249           11,528
  Change in operating assets and liabilities:
    Accrued investment income                                                                     210             (233)
    Premiums receivable                                                                       (11,138)         (17,171)
    Reinsurance balances                                                                       (1,140)          (3,617)
    Other assets                                                                                   (7)             905
    Unpaid losses and loss adjustment expenses                                                  3,464            9,920
    Unearned and advance premiums and policyholder deposits                                    15,458           19,812
    Policyholder retention dividends payable                                                     (270)             656
    Accounts payable and accrued expenses                                                      (1,838)           2,150
    Income tax recoverable/payable                                                              3,448            6,003
    Other liabilities                                                                          (1,803)          (2,614)
                                                                                             --------         --------
      Net cash provided by operating activities                                                 7,281           17,894

Investing Activities:
  Securities available-for-sale:
    Purchases                                                                                 (23,966)         (47,572)
    Sales and maturities                                                                       24,082            2,099
  Securities held-to-maturity:
    Purchases                                                                                 (14,072)          (6,044)
    Redemptions and maturities                                                                  3,145            1,575
  Purchases of property and equipment                                                            (623)            (227)
  Sale of property and equipment                                                                   10             --
  Regulatory restricted deposit                                                                  --                 10
                                                                                             --------         --------
      Net cash used in investing activities                                                   (11,424)         (50,159)

Financing Activities:
  Proceeds from initial public offering, net of offering costs of $2,341                         --             47,972
  Proceeds from stock option exercise                                                              15             --
  Excess tax benefits from stock option exercise                                                    4             --
  Payment of note payable                                                                        (446)            (447)
                                                                                             --------         --------
       Net cash (used in) provided by financing activities                                       (427)          47,525
                                                                                             --------         --------

Net (decrease) increase in cash and cash equivalents                                           (4,570)          15,260

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 15,259           11,089
                                                                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 10,689         $ 26,349

                                                                                             ========         ========

Supplemental Cash Flow Data:
  Cash paid- interest                                                                        $    956         $    830
                                                                                             ========         ========
  Cash paid- income taxes                                                                    $      3         $    601
                                                                                             ========         ========

                                     See notes to consolidated financial statements

                                                           5

                      AMCOMP INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America ("United States") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited consolidated financial statements include the accounts of AmCOMP, AmCOMP Preferred Insurance Company ("AmCOMP Preferred"),
Pinnacle Administrative, Inc. ("Pinnacle Administrative"), Pinnacle Benefits,
Inc. ("Pinnacle Benefits"), AmCOMP Assurance Corporation ("AmCOMP Assurance")
and AmServ Incorporated ("AmServ"). All intercompany accounts and transactions have been eliminated in consolidation.

      Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2007.

      NEW ACCOUNTING PRONOUNCEMENTS -- In July 2006, the Financial Accounting
Standards Board ("FASB") issued an interpretation of FASB Statement No. 109,
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109,
ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The
Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the Company on January 1, 2007. As of the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

      In September 2006, the FASB issued SFAS No. 157, FAIR VALUE Measurements
("SFAS 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United
States, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the
Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

      Statement of Position ("SOP") 05-1, ACCOUNTING BY INSURANCE ENTERPRISES
FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF
INSURANCE CONTRACTS, issued September 2005, became effective January 1, 2007.
SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, ACCOUNTING AND REPORTING BY INSURANCE
ENTERPRISES FOR CERTAIN LONG-DURATION CONTRACTS AND FOR REALIZED GAINS AND
LOSSES FROM THE SALE OF INVESTMENTS. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The adoption of SOP 05-01 did not have a material impact upon adoption.

      In February 2007, the FASB issued Statement No. 159, THE FAIR VALUE OPTION
FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS No. 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of January
1, 2008. The Company is currently evaluating the impact of this standard.

2.    STOCK OPTIONS

      Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application transition method. Under this method, all outstanding employee stock options are being expensed over the remaining vesting period based on the fair value of the options at the date they were granted.
Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation. As a result of the adoption of SFAS No. 123R, the Company recognized approximately $0.2 million and
$0.1 million of stock option compensation expense for the three months ended
March 31, 2007and 2006, respectively. The related tax benefit was less than $0.1 million in the three months ended March 31, 2007. The recognition of the expense reduced diluted earnings per share by $0.02 and $0.01 for the three months ended
March 31, 2007 and March 31, 2006. As of March 31, 2007, total unrecognized compensation expense related to non-vested stock options was approximately $1.8 million. This cost is expected to be recognized over the weighted average period of 2.6 years.

      A summary of the Company's stock option activity for the three months ended March 31, 2007 and March 31, 2006 is as follows:

                                      Three Months Ended                Three Months Ended
                                        March 31, 2007                    March 31, 2006
                                  ---------------------------      --------------------------
                                   Employees, Directors, and        Employees, Directors, and
                                          Executives                        Executives
                                  ---------------------------      ---------------------------
                                    Average                         Average
                                   Exercise        Number of        Exercise          Number of
                                     Price           Shares          Price              Shares
                                  ---------         ---------      ---------         ---------
Outstanding-beginning balance     $   10.08         1,221,558      $   11.12           645,579
  Granted                             10.66            54,737           9.00           798,442
  Exercised                            8.89            (1,637)          --                --
  Forfeited                            9.00            (1,638)          9.30            (2,292)
  Expired                             13.73          (218,847)          --                --
                                  ---------         ---------      ---------         ---------
Outstanding-ending balance        $    9.36         1,054,173      $    9.95         1,441,729
                                  =========         =========      =========         =========

      As of March 31, 2007, and 2006 options to purchase 378,134 shares and
586,164 shares, respectively, were exercisable. The weighted average remaining contractual life of the exercisable options was 2.7 years and 1.0 years as of
March 31, 2007 and 2006, respectively. The per-share weighted average grant date fair value of options granted in the three months ended March 31, 2007 and 2006 was $3.60 and $3.04, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model.
The following weighted average assumptions were used to perform the calculations for the three months ended March 31, 2007: zero expected dividend yield, 4.63%
risk-free interest rate, 5 year expected life, and 30.3% volatility. For the three months ended March 31, 2006 the following assumptions were used: zero expected dividend yield, 4.55% risk-free interest rate, 5 year expected life, and 28.2% volatility. The expected life was based on historical exercise behavior and the contractual life of the options. Due to unavailability of historical company information, volatility was based on average volatilities of similar entities for the appropriate period. Forfeitures were estimated at 20%
for board members, 5% for executives and 10% for all remaining employees. The weighted-average grant date fair value of options vesting during the three months ending March 31, 2007 and 2006 was $2.91 and $1.72, respectively. As of
March 31, 2007 the aggregate intrinsic value of options outstanding and options exercisable was approximately $1.7 million and $0.6 million, respectively. The total aggregate intrinsic value of options exercised during the three months ending March 31, 2007 was less than $0.1 million.

Summary information for option awards expected to vest is as follows:

                                         Options Outstanding
                            ---------------------------------------------
                               Number     Weighted
                            Outstanding    Average   Weighted
                                 at      Remaining    Average  Aggregate
                              March 31, Contractual  Exercise  Intrinsic
Range of Exercise Price         2007        Life       Price     Value
--------------------------  ----------- -----------  --------  ----------
           $ 0.00 - $ 8.99      84,593      0.79      $ 8.83   $  164,859
             9.00 -   9.99     796,958      3.78        9.02    1,405,857
            10.00 -  14.00     124,238      3.10       11.97       14,321
                            -----------  ----------  --------  ----------
                             1,005,789      3.44      $ 9.37   $1,585,037
                            ===========  ==========  ========  ==========

Summary information for total outstanding option awards is as follows:

                                    Options Outstanding          Options Exercisable
                            ---------------------------------  -----------------------
                               Number     Weighted
                            Outstanding    Average   Weighted     Number     Weighted
                                 at      Remaining    Average   Exercisable  Average
                              March 31,  Contractul  Exercise    at March    Exercise
Range of Exercise Price         2007        Life       Price     31, 2007     Price
--------------------------  -----------  ----------  --------  ----------    --------
           $ 0.00 - $ 8.99      84,942      0.79      $ 8.83       81,449     $8.84
             9.00 -   9.99     839,919      3.78        9.02      242,110      9.03
             10.00 - 14.00     129,312      3.16       11.92       54,575     13.74
                            -----------  ----------  --------  ----------    --------
                             1,054,173      3.47      $ 9.36      378,134     $9.67
                            ===========  ==========  ========  ==========    ========

      In the event that currently outstanding options are exercised, the Company intends to first issue treasury shares to the extent available,  followed by new shares as necessary.

3     ASSESSMENTS

      GUARANTY FUND ASSESSMENTS-- Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. The
Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the
Company estimates the potential future assessment in the absence of an actual assessment. Guaranty Fund assessment expenses were $0.5 million, and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. The
Company has deferred approximately $1.3 million and $1.2 million as of March 31,
2007 and December 31, 2006, respectively, related to guaranty fund assessments, which is included in deferred policy acquisition costs. Maximum contributions required by law in any one state in which we offer insurance vary between 0.3%
and 2.0% of direct premiums written.

      SECOND INJURY FUND ASSESSMENTS AND RECOVERIES -- Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers' compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury. The source of these funds is an assessment charged to workers' compensation insurance carriers doing business in such states. Assessments are based on paid losses or premium surcharge mechanisms. Several of the states in which we operate maintain second injury funds with material assessments. The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned. Second Injury Fund Assessment expenses were $0.9 million, and $2.0 million for the three months ended March 31, 2007 and 2006, respectively. The Company has deferred approximately $2.2 million and $1.8 million as of March 31, 2007 and December 31, 2006, respectively, related to second injury fund assessments, which is included in deferred policy acquisition costs.

      The Company submits claims to the appropriate state's second injury fund for recovery of applicable claims paid on behalf of the Company's insureds.
Because of the uncertainty of the collectibility of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the second injury funds were approximately $0.3 million, and $0.2 million in the three months ended March 31,
2007, and 2006, respectively.

      The Florida Second Disability Trust Fund ("Florida SDTF") currently has significant unfunded liabilities. It is not possible to predict how the Florida
SDTF will operate, if at all, in the future after further legislative review.
Changes in the Florida SDTF's operations could decrease the availability of recoveries from the Florida SDTF, increase Florida SDTF assessments payable by
AmCOMP Preferred and/or result in the discontinuation of the Florida SDTF and thus could have an adverse effect on AmCOMP Preferred's business, financial condition, and its operations. Under current law, future assessments are capped at 4.52% of net written premiums, and no recoveries can be made for losses or submitted on claims occurring after January 1, 1998.

      OTHER ASSESSMENTS-- Various other assessments are levied by states in which the Company transacts business, and are primarily based on premiums written or collected in the applicable state. The total expense related to these assessments was $0.2 million, and $0.4 million for the three months ended March
31, 2007 and 2006, respectively. The Company has deferred approximately $0.3 million and $0.3 million as of March 31, 2007, and December 31, 2006, respectively, related to these assessments, which are included in deferred policy acquisition costs.

4.    INVESTMENTS

      The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at March 31, 2007 and
December 31, 2006 (in thousands):

                                                    Gross        Gross
                                       Amortized  Unrealized   Unrealized
                                          Cost       Gains       Losses     Fair Value
                                       --------   -----------  ----------   ----------
Available-for-sale securities at
  March 31,2007:
    U.S. Treasury securities             $ 33,980   $    822     $    541      $ 34,261
    Agency                                 46,837         18          332        46,523
    Municipalities                         79,541        120          796        78,865
    Corporate debt securities             181,158        344        2,411       179,091
    Mortgage-backed securities              7,415          1          151         7,265
                                         --------   --------     --------      --------
  Total fixed maturity securities        $348,931   $  1,305     $  4,231      $346,005
                                         ========   ========     ========      ========

Held-to-maturity securities at
  March 31, 2007:
                                         --------   --------     --------      --------
    Mortgage-backed securities           $ 87,116   $    346     $    430      $ 87,032
                                         ========   ========     ========      ========

      The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at
March 31, 2007 are summarized by maturity as follows (in thousands):

                                        Available-for-sale     Held-to-maturity
                                      ---------------------  ---------------------
                                      Amortized              Amortized
                                         Cost    Fair Value    Cost     Fair Value
                                      ---------  ----------  ---------  ----------
Years to maturity:
  One or less                          $ 55,633   $ 55,329   $   --     $   --
  After one through five                163,278    160,961       --         --
  After five through ten                107,652    106,676       --         --
  After ten                              14,953     15,774       --         --
  Mortgage-backed securities              7,415      7,265     87,116     87,032
                                       --------   --------   --------   --------
Total                                  $348,931   $346,005   $ 87,116   $ 87,032
                                       ========   ========   ========   ========

      The foregoing data is based on the stated maturities of the securities.
Actual maturities may differ as borrowers may have the right to call or prepay obligations.

      At March 31, 2007 and December 31, 2006, bonds with an amortized cost of
$13.2 million and a fair value of $14.0 million, were on deposit with various states' departments of insurance in accordance with regulatory requirements.
Additionally, at March 31, 2007 and December 31, 2006, bonds with an amortized cost of $6.0 million were held in a reinsurance trust for the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

      Major categories of the Company's net investment income for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands):

                                       Three Months Ended
                                     March 31,    March 31,
                                       2007         2006
                                     --------     ---------
Income:
    Fixed maturity securities         $4,915        $3,760
    Cash and cash equivalents            168           477
                                      ------        ------
   Investment income                  $5,083        $4,237
   Investment expenses                 (221)         (194)
                                      ------        ------
Net investment income                 $4,862        $4,043
                                      ======        ======

      During the three months ended March 31, 2007 and 2006, there were no sales of available-for-sale fixed maturity securities.

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

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at March 31, 2007 the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

                                                         Unrealized     Number of
                                           Fair Value      Losses        Issues
                                           ----------     --------      --------
Less than 12 months:
  U.S. Treasury securities                   $     85     $   --               1
  Agency                                        8,533          (13)            3
  Municipalities                               14,575         (131)            6
  Corporate debt securities                    15,872          (78)            6
  Mortgage-backed securities                   17,227          (34)            7
                                             --------     --------      --------
Total                                        $ 56,292     $   (256)           23
                                             ========     ========      ========

Greater than 12 months:
  U.S. Treasury securities                   $ 28,283     $   (541)           26
  Agency                                       21,770         (319)           15
  Municipalities                               37,064         (665)           27
  Corporate debt securities                   130,570       (2,333)           94
  Mortgage-backed securities                   26,983         (547)           20
                                             --------     --------      --------
Total                                        $244,670     $ (4,405)          182
                                             ========     ========      ========

Total fixed maturity securities:
  U.S. Treasury securities                   $ 28,368     $   (541)           27
  Agency                                       30,303         (332)           18
  Municipalities                               51,639         (796)           33
  Corporate debt securities                   146,442       (2,411)          100
  Mortgage-backed securities                   44,210         (581)           27
                                             --------     --------      --------
Total fixed maturity securities              $300,962     $ (4,661)          205
                                             ========     ========      ========

      At March 31, 2007, there were no investments in fixed maturity securities with individual material unrealized losses. All the unrealized losses on the fixed maturity securities are interest rate related.

5.    UNPAID LOSSES AND LAE

      The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying consolidated balance sheets (in thousands):

                                                                                                 Twelve Months
                                                                                   Three Months      Ended
                                                                                 Ended March 31,  December 31,
                                                                                      2007            2006
                                                                                 --------------- --------------
                                                                                    (dollars in thousands)
Unpaid losses and LAE, gross of related reinsurance recoverables, at
  beginning of period                                                              $ 334,363       $ 309,857
Less reinsurance recoverables on unpaid losses and LAE at beginning of
  period                                                                              72,296          78,659
                                                                                   ---------       ---------
Unpaid losses and LAE, net of related reinsurance recoverables, at
  beginning of the period                                                          $ 262,067       $ 231,198
                                                                                   ---------       ---------

Add provision for losses and LAE, net of reinsurance, occurring in:
          Current period                                                           $  40,747       $ 177,841
          Prior periods                                                               (5,829)        (14,171)
                                                                                   ---------       ---------
Incurred losses during the current period                                          $  34,918       $ 163,670
                                                                                   ---------       ---------

Deduct payments for losses and LAE, net of reinsurance, occurring in:
          Current period                                                           $   4,961       $  56,448
          Prior periods                                                               27,969          76,353
                                                                                   ---------       ---------
Payments for losses and LAE during the current period, net of reinsurance          $  32,930       $ 132,801
                                                                                   ---------       ---------

Unpaid losses and LAE, net of related reinsurance recoverables, at end of
period                                                                             $ 264,055       $ 262,067
Reinsurance recoverable on unpaid losses and LAE at end of period                     73,772          72,296
                                                                                   ---------       ---------
Unpaid losses and LAE, gross of related reinsurance recoverables, at end of
period                                                                             $ 337,827       $ 334,363
                                                                                   =========       =========

      The Company's estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the three months ended March
31, 2007 and the year ended December 31, 2006 by $5.8 million and $14.2 million, respectively, as a result of actual loss development emerging more favorably than expected. Excluding business assumed from state mandated pools, this redundancy was attributable to prior year reserve decreases in Florida ($3.2 million), Wisconsin ($1.9 million), and less significant decreases in several other states. Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the
Company's loss and LAE.

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
Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued liabilities of $1.2 million as of March 31, 2007 and December 31, 2006 related to those matters.

      The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

7.    NOTES PAYABLE

      On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution under which the Company borrowed $11.3 million. The Loan calls for monthly interest payments at the 30-day London
Interbank Offered Rate ("LIBOR") plus a margin. The expiration date on the loan is April 10, 2010. The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP
Preferred. During 2003, the remaining balance of the Loan was refinanced and the
Company borrowed an additional $5.5 million. At March 31, 2007 and December 31,
2006, the principal balance was $5.8 million and $6.3 million respectively. The interest rate was 7.8% at March 31, 2007. Interest paid through March 31, 2007 and 2006 totaled $118,000 and $132,000, respectively.

      The Loan contains various restrictive covenants and certain financial covenants. At March 31, 2007, the Company was in compliance with all restrictive and financial covenants.

      On April 30, 2004, AmCOMP Preferred issued a $10 million surplus note in return for $10 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the three months ending March 31, 2007 and 2006 totaled $0.2 million and $0.3 million, respectively. Interest accrued as of March 31, 2007 and December 31, 2006 was
$0.1 million.

      On May 26, 2004, AmCOMP Preferred issued a $12 million surplus note, in return for $12 million in cash, to ICONS, Inc., as part of a pooled transaction.
The note matures in 30 years and is callable by the Company after five years.
The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the three months ending March 31, 2007 and 2006 totaled $0.3 million and $0.3 million, respectively. Interest unpaid as of March 31, 2007 and December 31, 2006 was
$0.1 million.

      On September 14, 2004, AmCOMP Preferred issued a $10 million surplus note, in return for $10 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The note matures in approximately 30 years and is callable by the Company after approximately five years. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the three months ending March 31, 2007 and 2006 totaled $0.2 million and $0.2 million, respectively. Interest unpaid as of March 31, 2007 and December 31, 2006 was $39,000.

8.    FEDERAL AND STATE INCOME TAXES

      Effective January 1, 2007, the Company adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. As of the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. Income tax related interest recognized in the three months ended March 31, 2007 was approximately $0.1 million. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

      Significant components of income tax for the three months ended March 31,
2007 and 2006 are as follows (in thousands):

                                         Three Months Ended
                                        ---------------------
                                        March 31,    March 31,
                                          2007         2006
                                        ---------    --------
Current expense
  Federal                               $ 3,065      $ 3,632
  State                                     324          403
                                        -------      -------
   Total current tax expense            $ 3,389      $ 4,035
Deferred tax benefit
  Federal                               $(1,186)     $  (614)
  State                                    (127)         (66)
                                        -------      -------
   Total deferred tax benefit            (1,313)        (680)
                                        -------      -------
Income tax expense                      $ 2,076      $ 3,355
                                        =======      =======

      The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the three months ended
March 31, 2007 and 2006 (in thousands):

                                                             Three Months Ended
                                                 ------------------------------------------
                                                       March 31,                March 31,
                                                         2007                    2006
                                                 ------------------      ------------------
Income tax at statutory rate                     $ 2,134      35.0%      $ 3,266      35.0%
Permanent differences:
  State income taxes                                 157       2.6           265       2.8
  Tax-exempt interest                               (304)     (5.0)         (224)     (2.4)
  Non-deductible meals and entertainment              43       0.7            63       0.7
  Provision to return adjustment                     (39)     (0.6)            3       --
  Non-deductible option expense                       42       0.7            --       --
  Other expense--net                                  43       0.7           (18)     (0.1)
                                                 -------    ------       -------      ----
Effective income tax expense                     $ 2,076      34.1%      $ 3,355      36.0%
                                                 =======    ======       =======      ====

      The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of March 31, 2007 and
December 31, 2006 are presented below (in thousands):

                                        March 31,    March 31,
                                          2007         2006
                                        ---------    ---------
Deferred tax assets:
  Loss and LAE reserve adjustments       $ 13,654    $ 13,551
  Unearned and advance premiums             9,249       8,112
  Allowance for bad debts                   2,138       1,531
  Policyholder dividends                    3,069       3,170
  FAS 115 unrealized losses                 1,090       1,553
  Deferred compensation                       521         650
  Disallowed capital losses                   326         326
  Other                                     1,394         689
                                         --------    --------
   Total deferred tax assets               31,441      29,582
Deferred tax liabilities:
  Deferred policy acquisition expenses     (8,794)     (7,734)
  Other                                      (185)       (235)
                                         --------    --------
   Total deferred tax liabilities          (8,979)     (7,969)
                                         --------    --------
   Net deferred tax assets               $ 22,462    $ 21,613
                                         ========    ========

9.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                   Three Months Ended
                                                 ----------------------
                                                  March 31,  March 31,
                                                    2007       2006
                                                 ---------- -----------
Numerator:
  Net income attributable to common stockholders   $ 4,020   $ 5,975
                                                   =======   =======

Denominator:
   Weighted-average shares outstanding
     (denominator for basic earnings per share)     15,760    11,029
   Plus effect of dilutive securities:
           Convertible preferred stock                --       1,863
           Employee stock options                       19      --
                                                   -------   -------
   Weighted-average shares and assumed
     conversions (denominator for diluted
     earnings per share)                            15,779    12,892
                                                   -------   -------
Basic earnings per share                           $  0.26   $  0.54
                                                   =======   =======
Diluted earnings per share                         $  0.25   $  0.46
                                                   =======   =======

      For the three months ended March 31, 2007 and 2006, outstanding employee stock options of 918,643, and 1,441,729 have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

      All share and per share amounts in the consolidated financial statements have been restated to give effect to the 1-for-2.2904 reverse common stock split effected by AmCOMP on February 6, 2006. The stock split was effected as a stock dividend.

10.   REGULATORY EVENTS

      On March 19, 2007, the Company received a Notice of Intent to Issue Order to Return Excessive Profit signed March 14, 2007 (the "Notice") from the Florida
Office of Insurance Regulation (the "Florida OIR"). The Notice indicates on a preliminary basis that Florida OIR proposes to make a finding, following its review of data submitted by the Company on July 1, 2006 for accident years 2002,
2003 and 2004, that "Florida excessive profits" (as defined in Florida Statute
Section 627.215) ("excessive profits") in the amount of $5,663,805 have been realized by the Company. Excessive profits under the statute are required to be returned to policyholders under methods defined in the statute. Upon receipt of the Notice, and upon further review by the Company of the data previously submitted, the Company amended its filings to the Florida OIR responding to the
Notice and amending the deductible expense items that are utilized in the calculation of excessive profits. These filings amend and increase the expenses the Company believes are permitted by the statute in calculating excessive profits.

      The Company, through outside regulatory counsel, has submitted their amended filings to Florida OIR for the years 2002, 2003 and 2004. The amended filings report no excessive profits for the reporting periods. In the event
Florida OIR does not agree with the amended filings as submitted by the Company, there would be a disputed issue of material fact and law regarding the calculation of excessive profits. The Company has preserved its right to an administrative hearing under the provisions of the Notice and Florida Statute
Chapter 120 (the Florida Administrative Procedures Act). Under Chapter 120, the
Company is entitled to a DE NOVO proceeding on the issues described above. If the administrative ruling is adverse to the Company, the Company would have further appellate rights to the District Court of Appeal. Management of the
Company believes, in part based on input from legal counsel, that "excessive profits" were not, in fact, earned in Florida for the years 2002, 2003, and
2004. No accrual for excessive profits has been provided as of March 31, 2007.

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
FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. OUR
ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER FROM THOSE REFERRED TO HEREIN DUE TO
A NUMBER OF FACTORS, INCLUDING THE RISKS DESCRIBED IN THE SECTIONS ENTITLED
"RISK FACTORS" AND "FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS" AND
ELSEWHERE IN THIS REPORT.

OVERVIEW

      AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and AmCOMP
Assurance, in the workers' compensation insurance business. Our long-term source of consolidated earnings is principally the income from our workers'
compensation insurance business and investment income from our investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment. We are licensed to provide workers' compensation insurance in 25 states, but currently focus our resources in 15 states that we believe provide the greatest opportunity for near-term profitable growth.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future. There were no changes from Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2006, except as noted below.

      INCOME TAXES

      In July 2006, the Financial Accounting Standards Board ("FASB") issued an interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN INCOME
TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the
Company on January 1, 2007. As of the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three months ended March 31, 2007 was approximately $0.1 million. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

MEASUREMENT OF RESULTS

      We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums. We measure our operating results by examining our net income, return on equity, and our loss and LAE expense, dividend and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

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

      NET COMBINED RATIO. The net combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss, policy acquisition expense, underwriting and other expense, and dividend ratios. If the net combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

      RETURN ON EQUITY. This percentage is the sum of return on equity ("ROE")
from underwriting, ROE from investing, the ROE impact of debt and ROE from other income, multiplied by one minus the effective tax rate. ROE from underwriting is calculated as one minus the combined ratio, representing our underwriting profit percentage, multiplied by our operating leverage (annualized net premiums earned divided by average equity). ROE from investing is calculated by multiplying the investment yield for the period by our investment leverage (average investments divided by average equity). The ROE impact of debt is calculated by multiplying the effective interest rate on debt for the period by our financial leverage

(average debt divided by average equity). We use return on equity to measure our growth and profitability. We can compare our return on equity to that of other companies in our industry to see how we are performing compared to our competition.

RESULTS OF OPERATIONS

      Financial information relating to our unaudited Consolidated Financial
Results for the three month periods ended March 31, 2007 and 2006 is as follows:

                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                                        Increase
                                                                       (Decrease)
                                                                        2007 Over
                                                2007         2006         2006
                                               ------       ------       ------
                                                     (Dollars in Thousands)
SELECTED FINANCIAL DATA:
Gross premiums written                         $75,579      $89,540      (15.6)%
Net premiums written                            75,070       86,696      (13.4)%
Gross premiums earned                           61,187       68,866      (11.2)%

Net premiums earned                             59,213       65,970      (10.2)%
Net investment income                            4,862        4,043       20.3%
Net realized investment gain                      --              1     (100.0)%
Other income                                        30           85      (64.7)%
                                                ------       ------
  Total revenue                                 64,105       70,099       (8.6)%
                                                ------       ------
Loss and loss adjustment expenses               34,918       37,467       (6.8)%
Policy acquisition expenses                      9,203       12,022      (23.4)%
Underwriting and other expenses                 10,693        7,779       37.5%
Dividends to policyholders                       2,241        2,663      (15.8)%
Interest expense                                   954          838       13.8%
Federal and state income taxes                   2,076        3,355      (38.1)%
                                                ------       ------      -----
Net Income                                     $ 4,020      $ 5,975      (32.7)%
                                                ======       ======      =====

KEY FINANCIAL RATIOS:
Net loss ratio                                    59.0%        56.8%
Policy acquisition expense ratio                  15.5%        18.2%
Underwriting and other expense ratio              18.1%        11.8%
                                                  ----         ----
Net combined ratio, excluding
  policyholder dividends                          92.6%        86.8%
Dividend ratio                                     3.8%         4.0%
                                                  ----         ----
Net combined ratio, including
  policyholder dividends                          96.4%        90.8%
                                                  ====         ====
Return on equity                                  11.3%        24.3%

      GROSS PREMIUMS WRITTEN decreased by $14.0 million, or 15.6% for the three months ending March 31, 2007 as compared to the same period in 2006. This decrease is attributable to direct premiums, as assumed premiums were relatively unchanged. Direct premiums written decreased due to decreases in direct premiums written in Florida ($11.9 million), Indiana ($2.5 million), and Wisconsin ($1.0 million), offset by increases in Illinois ($1.2 million), and Georgia ($0.8 million), combined with other smaller decreases. The decrease in Florida premiums is the result of a 15.7% rate decrease in 2007, a 5.6% decline in in-force policies in Florida as of March 31, 2007 from March 31, 2006, and a reduction in payrolls. For all other states with significant changes in direct premiums written, generally, the change in the number of policies is consistent with the change in premiums written.

      NET PREMIUMS WRITTEN decreased $11.6 million, or 13.4% for the three months ending March 31, 2007 as compared to the same period in 2006. This decrease is the result of the decrease in gross premiums written, combined with a decrease in ceded premiums written of $2.3 million. The decrease in ceded premiums written is the result a change in the ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis. The ceded reinsurance premium rates and retention in our 2007 excess-of-loss reinsurance treaty were relatively unchanged from 3.2% of direct premium and $2.0 million of losses, respectively.

      GROSS PREMIUMS EARNED decreased $7.7 million, or 11.2% for the three months ending March 31, 2007 as compared to the same period in 2006. This decrease was the direct result of decreases in direct earned premiums, with the largest decreases being in Florida ($7.2 million) and Indiana ($2.1 million), offset by increases in Illinois ($0.9 million), Virginia ($0.7 million), and
Georgia ($0.6 million). All other states decreased by $0.6 million.

      NET PREMIUMS EARNED decreased $6.8 million, or 10.2% for the three months ended March 31, 2007 as compared to the same period in 2006. This change is primarily the result of the decrease in gross premiums earned. The change in gross premiums earned was partially offset by a $0.9 million decrease in ceded premiums earned, caused by decrease is the reinsurance premiums rates from 4.5%
of direct premiums on the 2005 treaties to 3.2% on the 2006 and 2007 treaties.
As the 2005 treaty was settled on a run-off basis, the rate on the 2005 treaty continued to impact ceded premiums earned in 2006.

      The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                                         For the                For the
                                          Three      Percent     Three     Percent
                                          Months       of        Months       of
                                          Ended      Gross       Ended      Gross
                                         March 31,  Premiums    March 31,  Premiums
                                           2007      Earned       2006      Earned
                                       -----------  ---------  ----------  --------
                                                  (Dollars in thousands)
Gross premiums earned                  $ 61,187      100.0%     $ 68,866    100.0%
Excess reinsurance premiums              (1,945)      (3.2%)      (2,899)    (4.2%)
Quota share reinsurance premiums            (29)      (0.0%)           3      0.0%
                                       --------       ----      --------     ----
Net premiums earned                    $ 59,213       96.8%     $ 65,970     95.8%
                                       ========       ====      ========     ====

      NET INVESTMENT INCOME increased $0.8 million, or 20.3% for the three months ended March 31, 2007 as compared to the same period in 2006. The increase is primarily attributable to an increase in the average balance of the investment portfolio. The average investment portfolio balance increased $76.8 million, or 21.9% from March 31, 2006 to March 31, 2007. The additional funds available for investment were provided by $48.0 million of net initial public offering proceeds, and cash provided by operating activities.

      LOSSES AND LOSS ADJUSTMENT EXPENSES decreased $2.5 million, or 6.8% for the three months ended March 31, 2007 as compared to the same period in 2006.
Loss and loss adjustment expenses were 59.0% and 56.8% of net premiums earned in the three months ended March 31, 2007, and 2006, respectively. Theses changes are the result of a few factors. First, reflected in our losses and LAE in three months ended March 31, 2007, is a $5.8 million redundancy, net of reinsurance, for years prior to 2007. Excluding business assumed from state mandated pools, this redundancy was attributable to prior year reserve decreases in Florida
($3.2 million), Wisconsin ($1.9 million), and less significant decreases in several other states. The redundancy for the three months ended March 31, 2007, was less than the redundancy of $8.4 million in the three months ending March
31, 2006. The net accident year loss ratio, excluding business assumed from state mandated pools, was 65.2% for both the three months ended March 31, 2007 and 2006, respectively.

      POLICY ACQUISITION EXPENSES decreased $2.8 million, or 23.4% for the three months ended March 31, 2007 as compared to the same period in 2006. Policy acquisition expenses were 15.5% and 18.2% of net premiums earned in the three months ended March 31, 2007 and 2006, respectively. This decrease is the result of decreases in net commissions and assessments. The decrease in commissions is due to a decrease in direct commissions of $2.1 million, offset by a decrease in ceding commission received of $0.8 million. The decrease in direct commissions resulted from a decrease in the commission payable accrual. The decrease in the ceding commission received is the result of receiving no ceding commission on the 2006 and 2007 excess-of-loss reinsurance treaties, compared to the 35%
commission received on the 2005 treaty, which was in run-off through 2006. The decrease in assessments is primarily made up of decreases in the South Carolina

Second Injury Fund assessment ($0.9 million), and a decrease in Florida
Insurance Guarantee Association assessment ($0.5 million). The South Carolina
Second Injury Fund assessment decreased as a result of notification being received that the unpaid portion of the assessment on loss payments occurring in
2005 would not be billed. The decrease in the Florida Insurance Guarantee
Association assessment results from the 2007 rate used for the 2006 premium assessment by the Florida Insurance Guarantee Association being reduced to 1.5%
from the original 2% accrued during 2006. The Florida Insurance Guarantee
Association did not assess the 2006 premiums in 2006; however, it reserved the right to assess on 2006 premiums in 2007 if any solvency issues arose that required additional cash flow for the Florida Insurance Guarantee Association.
As no assessment was made during the first quarter of 2007, and there have been no new insolvencies that we believe would lead to an assessment, the accrual for assessment of the 2006 premium was reduced to 1.5%.

      UNDERWRITING AND OTHER EXPENSES increased $2.9 million, or 37.5% for the three months ended March 31, 2007 as compared to the same period in 2006.
Underwriting and other expenses were 18.1% and 11.8% of net premiums earned in the three months ended March 31, 2007 and 2006, respectively. The increase in underwriting and other expenses is attributable to increases in payroll related expenses ($1.3 million), bad debt expense ($0.7 million), professional services
($0.4 million), and other less significant increases. The increase in payroll is primarily the result of a 7.8% increase in the number of employees from March
31, 2006 to March 31, 2007, combined with an increase in average pay rates. Bad debt expense increased due to increased consideration given to reserving for balances less than 90 days old, combined with an increase in the premiums receivable that have aged over 90 days. The increase in professional services is principally due to increases in legal and accounting fees.

      DIVIDENDS TO POLICYHOLDERS decreased $0.4 million, or 15.8% for the three months ended March 31, 2007 as compared to the same period in 2006. Dividends to policyholders were 3.8% and 4.0% of net premiums earned in the three months ended March 31, 2007 and 2006, respectively. This is due to decreases in direct premiums earned in Florida, one of the states in which policyholders are eligible for dividend plans. The percentage of direct premiums written in
Florida on a dividend plan increased slightly to 41.8% from 39.1% as of March
31, 2007 and 2006, respectively. The percentage of direct premiums written in
Wisconsin on a dividend plan remained relatively unchanged at 88.0% as of March
31, 2007 from 87.6% as of March 31, 2006. The Company wide direct premiums written on a dividend plan was 26.9% at March 31, 2007 and 2006.

      INTEREST EXPENSE increased $0.1 million, or 13.8% for the three months ended March 31, 2007 compared to the same period in 2006. The increase is attributable to an interest rate increase of approximately 0.6% on our variable rate debt. Additionally, during the three months ended March 31, 2007, interest expense increased as the result of accruing approximately $60,000 of interest in connection with an interest bearing payable.

      FEDERAL AND STATE INCOME TAXES decreased $1.3 million, or 38.1% for the three months ended March 31, 2007 as compared to the same period in 2006.
Federal and state income taxes were 34.1% and 36.0% of pretax income in three months ended March 31, 2007 and 2006, respectively. The primary cause of the change is an increase in tax exempt interest received, which is the result of an increase in the investment portfolio combined with an increased allocation of the portfolio to tax-exempt municipal bonds. The average investment portfolio balance increased $76.8 million, or 21.9% from March 31, 2006 to March 31, 2007.
Municipal bonds increased to 17.8% of total invested assets at March 31, 2007, from 12.2% at March 31, 2006.

      NET INCOME decreased $2.0 million, or 32.7% for the three months ended
March 31, 2007 compared to the same period in 2006. A decrease in net premiums earned of $6.8 million combined with an increase in underwriting and other expenses of $2.9 million, offset by an increase in investment income of $0.8 million and decreases in losses and LAE, policy acquisition expenses, and federal and state income taxes of $2.5 million, $2.8 million and $1.3 million, respectively, comprised the change.

      RETURN ON EQUITY Our annualized return on equity for the three months ended March 31, 2007 and 2006 is 11.3% and 24.3%, respectively.

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

      CAPITAL RESOURCES

      We have historically met our cash requirements and financed our growth principally from operations, the proceeds of borrowings, investment income and more recently, the initial public offering completed February 10, 2006 that raised $48.0 million. Cash flow is summarized in the table below.

                                                     For the Three Months
                                                        Ended March 31,
                                                        2007        2006
                                                     ---------   ----------

Cash and cash equivalents provided by (used in):
Operating activities                                 $  7,281     $ 17,894
Investing activities                                  (11,424)     (50,159)
Financing activities                                     (427)      47,525
                                                     --------     --------
Change in cash and cash equivalents                  $ (4,570)    $ 15,260
                                                     ========     ========

      REINSURANCE

      We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At March
31, 2007 and December 31, 2006, reinsurance recoverables on paid and unpaid losses and LAE were $75.9 million and $75.4 million, respectively. Our largest recoverable from a single reinsurer as of March 31, 2007 was $30.9 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial
Corporation, representing 21.4% of our total stockholders' equity as of that date. Of the $30.9 million, $1.7 million was the current recoverable on paid losses. The balance of $29.2 million is recoverable from Continental Casualty
Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

      As a result of raising $32.0 million from surplus notes issued by one of our insurance subsidiaries, we eliminated the need for quota share reinsurance on new and renewal business since July 1, 2004. In addition, we increased our retention in our excess of loss reinsurance program to $2.0 million in 2005.

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

      We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held-to-maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of March 31, 2007,
79.9% of our entire portfolio was classified as available-for-sale and as of
December 31, 2006, approximately 81.9% of our entire portfolio was classified as available-for-sale.

      The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of March 31, 2007 and December
31, 2006, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of March 31, 2007, our investments
(excluding cash and cash equivalents) had an average duration of 3.8 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

      Our insurance subsidiaries employ Regions Bank to act as their independent investment advisor. Regions Bank follows the insurance subsidiaries' written investment guidelines based upon strategies approved by our insurance subsidiaries' board of directors. Our insurance subsidiaries have no investments in common stock (other than AmCOMP Preferred's investment in AmCOMP Assurance and certain institutional money market accounts), preferred stock, real estate, asset-backed securities (other than mortgage-backed) or derivative securities.
Regions Bank has discretion to enter into investment purchase transactions within our insurance subsidiaries' investment guidelines. In the case of sales of securities prior to maturity or the acquisition of securities that differ from the types of securities already present in the portfolio, Regions Bank is required to obtain approval from our insurance subsidiaries' executive officers, who report regularly to our insurance subsidiaries' investment committees, prior to executing the transactions. Regions Bank's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

      The table below contains information concerning the composition of our investment portfolio at March 31, 2007:

                                                               Percentage
                                     Carrying      Yield to    of Carrying
                                    Amount (1)     Maturity    Amount (1)
                                    ----------     --------    ----------
                                            (Dollars in Thousands)

Bonds:(2)
U.S. government                     $ 34,261         4.8%          7.7%
Agencies                              46,523         5.4          10.5
Municipalities(3)                     78,865         5.2          17.8
Corporate "A" rated and above        161,080         5.2          36.3
Corporate "BBB"/"Baa" rated           18,011         5.5           4.1
Mortgage-backed securities            94,381         5.5          21.2
                                    --------         ---         -----
   Total Bonds                      $433,121         5.3%         97.6%
Cash and cash equivalents             10,689         5.9           2.4
                                    --------         ---         -----
   Total                            $443,810         5.4%        100.0%
                                    ========         ===         =====

(1)   Carrying amount is amortized cost for bonds held-to-maturity. Carrying amount is fair value for bonds available-for-sale and common stock. As of
      March 31, 2007, $346.0 million of our bonds was classified as available-for-sale and $87.1 million were classified as held-to-maturity.

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

(3)   The municipal bonds' yield to maturity have been shown on a tax-equivalent basis. The tax impact was 1.4% on the yield to maturity for municipal bonds and 0.3% on the yield to maturity for total cash and investments.

      The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair values as of March 31, 2007:

                                 Available-for-sale     Held-to-maturity
                                 -------------------   -------------------
                                 Amortized   Fair      Amortized   Fair
                                   Cost      Value        Cost     Value
                                 -------------------   -------------------
Years to maturity (1) :
  One or less                    $ 55,633   $ 55,329   $   --     $   --
  After one through five          163,278    160,961       --         --
  After five through ten          107,652    106,676       --         --
  After ten                        14,953     15,774       --         --
  Mortgage-backed securities        7,415      7,265     87,116     87,032
                                 --------   --------   --------   --------
Total                            $348,931   $346,005   $ 87,116   $ 87,032
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

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at March 31, 2007, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                 Unrealized    Number of
                                     Fair Value    Losses       Issues
                                     ----------  -----------  ----------
Less than 12 months:

  U.S. Treasury securities           $     85     $     --          1
  Agency                                8,533          (13)         3
  Municipalities                       14,575         (131)         6
  Corporate debt securities            15,872          (78)         6
  Mortgage-backed securities           17,227          (34)         7
                                     --------     --------        ---
Total                                $ 56,292     $   (256)        23
                                     ========     ========        ===

Greater than 12 months:
  U.S. Treasury securities           $ 28,283     $   (541)        26
  Agency                               21,770         (319)        15
  Municipalities                       37,064         (665)        27
  Corporate debt securities           130,570       (2,333)        94
  Mortgage-backed securities           26,983         (547)        20
                                     --------     --------        ---
Total                                $244,670     $ (4,405)       182
                                     ========     ========        ===

Total fixed maturity
securities:
  U.S. Treasury securities           $ 28,368     $   (541)        27
  Agency                               30,303         (332)        18
  Municipalities                       51,639         (796)        33
  Corporate debt securities           146,442       (2,411)       100
  Mortgage-backed securities           44,210         (581)        27
                                     --------     --------        ---
Total fixed maturity securities      $300,962     $ (4,661)       205
                                     ========     ========        ===

      At March 31, 2007, there were no investments in fixed maturity securities with individual material unrealized losses. All the unrealized losses on the fixed maturity securities are interest rate related.

      We believe our future cash flow generated by operations and our cash and investments will be sufficient to fund continuing operations, service our outstanding obligations and provide for required capital expenditures for at least the next 12 months.

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
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued a $1.2 million liability as of March 31,
2007 and December 31, 2006, respectively, related to those matters.

      OTHER

      In August 1998, in an effort to expand its customer base, AmCOMP Assurance began selling insurance policies for a third party insurance company. This arrangement included insurance policies with effective dates of August 1, 1998 through November 1, 2000. Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle
Benefits provided claim adjusting services, including the payment of claims, related to these policies. This arrangement also provided for a reinsurance agreement between AmCOMP Assurance as the reinsurer and the third party insurance company as the reinsured. At March 31, 2007, the amount to be recovered from this insurance company on these claims and LAE expenses paid by us that is included in other assets on the balance sheet was $1.7 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued an interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN INCOME
TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the
Company on January 1, 2007. As of the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three months ended March 31, 2007 was approximately $0.1 million.

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

      Statement of Position ("SOP") 05-1, ACCOUNTING BY INSURANCE ENTERPRISES
FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF
INSURANCE CONTRACTS, issued September 2005, became effective January 1, 2007.
SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, ACCOUNTING AND REPORTING BY INSURANCE
ENTERPRISES FOR CERTAIN LONG-DURATION CONTRACTS AND FOR REALIZED GAINS AND
LOSSES FROM THE SALE OF INVESTMENTS. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The adoption of SOP 05-01 did not have a material impact upon adoption.

      In February 2007, the FASB issued Statement No. 159, THE FAIR VALUE OPTION
FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS No. 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of January
1, 2008. The Company is currently evaluating the impact of this standard.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E
of the Securities Exchange Act of 1934 (the "Exchange Act") relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends,"
"plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed under the section entitled "Business--Risks
Related to Our Business and Industry" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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
We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our
Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of the Quarterly Report on Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We believe we are principally exposed to two types of market risk:
interest rate risk and credit risk.

INTEREST RATE RISK

      INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 79.9% were classified as available-for-sale as of March 31,
2007. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of March
31, 2007, our investments (excluding cash and cash equivalents) had an average duration of 3.8 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

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

      For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2007.

      The following table summarizes the estimated change in fair value on our fixed maturity portfolio including cash equivalents based on specific changes in interest rates:

                                 Estimated Increase        Estimated Percentage
                                 (Decrease) in Fair              Increase
Change in Interest Rates                Value           (Decrease) in Fair Value
------------------------         ------------------     -------------------------
March 31, 2007:                            (Dollars in Thousands)

300 basis point rise                 ($42,832)                  (10.1%)
200 basis point rise                  (28,416)                   (6.7%)
100 basis point rise                  (13,842)                   (3.3%)
50 basis point decline                  6,203                     1.5%
100 basis point decline                11,970                     2.8%

      The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $13.8 million or 3.3%
based on a 100 basis point increase in interest rates as of March 31, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and cash equivalents, which constituted approximately 97.6% of our total invested assets as of March 31, 2007.

      Interest expense would also be affected by a hypothetical change in interest rates. As of March 31, 2007 we had $37.8 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.8 million and a 300 basis point increase would increase interest expense by approximately $1.1 million.

      With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, ACCOUNTING FOR
NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND
INITIAL DIRECT COSTS OF LEASES ("FAS 91"), issued by the FASB, which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of March 31, 2007, the par value of our mortgage backed securities holdings was $94.3 million. Amortized cost divided by par value equates to an average price of 100.3% of par. Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

      However, given the current interest rate environment, which has exhibited higher rates resulting in lower values for fixed maturity securities over the last few years, the possibility of additional significant declines such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 21.8% of total investments as of March 31, 2007. Of this total, 100% was in agency pass through securities.

CREDIT RISK

      INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of March 31, 2007 and December 31, 2006, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor's,
Moody's and Fitch.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting.

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

*Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the day of May 10, 2007.

AMCOMP INCORPORATED
(Registrant)

                                  By: /s/ Fred R. Lowe
                                      ------------------------------------------
                                      Fred R. Lowe
                                      President and Chief Executive Officer

                                  By: /s/ Kumar Gursahaney
                                      ------------------------------------------
                                      Kumar Gursahaney
                                      Senior Vice President and Chief Financial
                                      Officer and Treasurer (principal financial
                                      accounting officer)