Form 10-Q
period 2007-06-30
AMCOMP INC /FL
filed 2007-08-09
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ------------------------------------------------

                                    FORM 10-Q
(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-51767

                ------------------------------------------------

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

                ------------------------------------------------

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

                             Yes |_|          No |X|

As of August 9, 2007, the registrant had 15,769,166 shares of common stock outstanding.

==============================================================================

                               AMCOMP INCORPORATED

                                      INDEX

PART I.......................................................................2

  Item 1.  Financial Statements..............................................2
  Item 2.  Management's Discussion and Analysis of Financial Condition

                                       i

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   AMCOMP INCORPORATED AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                          (AMOUNTS IN THOUSANDS)
                                                                                June 30,      December 31,
                                                                                  2007            2006
                                                                               ---------      ------------
                                                                              (Unaudited)
ASSETS
Investments:
   Fixed maturity securities available-for-sale at fair value
   (amortized cost of $355,536 in 2007 and $349,487 in 2006)                   $ 349,487       $ 345,318
   Fixed maturity securities held-to-maturity at amortized cost
   (fair value of $84,997 in 2007 and $75,933 in 2006)                            86,713          76,198
                                                                               ---------       ---------
Total investments                                                                436,200         421,516
Cash and cash equivalents                                                          7,457          15,259
Accrued investment income                                                          4,984           5,120
Premiums receivable - net                                                        106,697         106,270
Assumed reinsurance premiums receivable                                            1,851           1,822
Reinsurance recoverable:
   On paid losses and loss adjustment expenses                                     2,242           3,064
   On unpaid losses and loss adjustment expenses                                  67,862          72,296
Prepaid reinsurance premiums                                                         724           3,326
Deferred policy acquisition costs                                                 22,641          20,749
Property and equipment - net                                                       3,507           2,705
Income taxes recoverable                                                            --             3,102
Deferred income taxes - net                                                       23,875          21,613
Goodwill                                                                           1,260           1,260
Other assets                                                                       6,250           6,395
                                                                               ---------       ---------
TOTAL ASSETS                                                                   $ 685,550       $ 684,497
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy reserves and policyholders' funds:
   Unpaid losses and loss adjustment expenses                                  $ 323,424       $ 334,363
   Unearned and advance premiums                                                 121,517         115,218
   Policyholder retention dividends payable                                       12,209           8,504
                                                                               ---------       ---------
       Total policy reserves and policyholders' funds                            457,150         458,085
Reinsurance payable                                                                  467           3,774
Accounts payable and accrued expenses                                             35,406          39,416
Notes payable                                                                     37,357          38,250
Income tax payable                                                                 1,777            --
Other liabilities                                                                  5,266           5,684
                                                                               ---------       ---------
TOTAL LIABILITIES                                                                537,423         545,209
                                                                               ---------       ---------

STOCKHOLDERS' EQUITY
Common stock (par value $.01; 45,000 authorized shares; 15,904 in 2007 and 15,893 in 2006 issued; 15,769 in 2007 and 15,758 in
2006 outstanding)                                                                    158             158
Additional paid-in capital                                                        74,422          73,952
Retained earnings                                                                 77,537          67,990
Accumulated other comprehensive loss (net of deferred
taxes of $2,253 in 2007 and $1,553 in 2006)                                       (3,791)         (2,613)
Treasury stock (135 shares in 2007 and 2006)                                        (199)           (199)
                                                                               ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                       148,127         139,288
                                                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 685,550       $ 684,497
                                                                               =========       =========

                             See notes to consolidated financial statements.

                              AMCOMP INCORPORATED AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended         Six Months Ended
                                              -------------------------------------------------
                                               June 30,     June 30,     June 30,     June 30,
                                                 2007         2006         2007         2006
                                              -------------------------------------------------
 Revenue:
      Net premiums earned                     $  55,424    $  68,388    $ 114,637    $ 134,358
      Net investment income                       4,941        4,228        9,803        8,271
      Net realized investment losses               (212)        (198)        (212)        (197)
      Other income                                   18          106           48          191
                                              ---------    ---------    ---------    ---------
           Total revenue                         60,171       72,524      124,276      142,623

 Expenses:
      Losses and loss adjustment expenses        26,188       40,582       61,106       78,049
      Dividends to policyholders                  6,357        2,580        8,598        5,243
      Underwriting and acquisition expenses      18,150       21,398       38,046       41,199
      Interest expense                              901          868        1,855        1,706
                                              ---------    ---------    ---------    ---------
           Total expenses                        51,596       65,428      109,605      126,197
                                              ---------    ---------    ---------    ---------

Income before income taxes                        8,575        7,096       14,671       16,426
Income tax expense                                3,048        2,089        5,124        5,444
                                              ---------    ---------    ---------    ---------

 Net income                                   $   5,527    $   5,007    $   9,547    $  10,982
                                              =========    =========    =========    =========

 Earnings per common share - basic            $    0.35    $    0.31    $    0.61    $    0.83
                                              =========    =========    =========    =========

 Earnings per common share - diluted          $    0.35    $    0.31    $    0.61    $    0.77
                                              =========    =========    =========    =========

               See notes to consolidated financial statements.

                                                AMCOMP INCORPORATED AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (2007 UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                        Accumulated
                                                       Convertible   Additional                            Other
                                             Common  Preferred Stock   Paid-In   Treasury    Retained   Comprehensive  Stockholders'
                                             Stock       Series A      Capital     Stock     Earnings   Income (Loss)      Equity
                                           -----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005               $      54   $  23,098    $     536   $    (199)   $  51,428   $  (2,936)     $  71,981
                                           --------------------------------------------------------------------------------------

Net income                                      --          --           --          --         16,562        --           16,562

Unrealized gain on investments (net of
tax expense of $121)                            --          --           --          --           --           323            323
                                                                                                                        ---------

Comprehensive income                            --          --           --          --           --          --           16,885

Conversion of Series A Preferred into
Common Stock                                      42     (23,098)      23,056        --           --          --             --

Stock issued during initial public
offering (net of offering costs of $2,341)        60        --         47,912        --           --          --           47,972

Stock option compensation expense               --          --            545        --           --          --              545

Stock option exercise                              2        --          1,826        --           --          --            1,828

Tax benefit on stock options                    --          --             77        --           --          --               77
                                           --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2006                     158        --         73,952        (199)      67,990      (2,613)       139,288

Net income                                      --          --           --          --          9,547        --            9,547

Unrealized loss on investments (net of
tax benefit of $701)                            --          --           --          --           --        (1,178)        (1,178)
                                                                                                                        ---------

Comprehensive income                            --          --           --          --           --          --            8,369

Stock option compensation expense               --          --            368        --           --          --              368

Stock option exercise                           --          --             98        --           --          --               98

Tax benefit on stock options                    --          --              4        --           --          --                4

                                           --------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2007                   $     158   $    --      $  74,422   $    (199)   $  77,537   $  (3,791)     $ 148,127
                                           ======================================================================================

                                           See notes to consolidated financial statements

                                                AMCOMP INCORPORATED AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                               Six Months Ended
                                                                                                           -------------------------
                                                                                                           June 30,        June 30,
                                                                                                             2007            2006
                                                                                                           -------------------------
Operating Activities:
     Net income                                                                                            $  9,547        $ 10,982
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                                         779             908
          Amortization of investment premiums/discounts                                                         880           1,326
          Excess tax benefits from stock option exercise                                                        (12)           --
          Stock option expense                                                                                  368             183
          Provision for deferred income taxes                                                                (1,561)         (1,317)
          Net loss on investments                                                                               212             197
          Loss on sale of property and equipment                                                                  7              11
          Policy acquisition costs deferred                                                                 (23,770)        (27,485)
          Policy acquisition costs amortized                                                                 21,878          23,909
     Change in operating assets and liabilities:
          Accrued investment income                                                                             136            (762)
          Premiums receivable                                                                                  (427)        (11,090)
          Reinsurance balances                                                                                4,522          10,147
          Other assets                                                                                          145             468
          Unpaid losses and loss adjustment expenses                                                        (10,939)          7,696
          Unearned and advance premiums and policyholder deposits                                             6,299          12,685
          Policyholder retention dividends payable                                                            3,705             743
          Accounts payable and accrued expenses                                                              (4,010)            284
          Income tax recoverable/payable                                                                      4,883             459
          Other liabilities                                                                                  (1,151)         (2,313)
                                                                                                           --------        --------
                 Net cash provided by operating activities                                                   11,491          27,031

Investing Activities:
    Securities available-for-sale:
          Purchases                                                                                         (50,648)        (63,191)
          Sales and maturities                                                                               43,527          12,106
    Securities held-to-maturity:
          Purchases                                                                                         (17,438)        (23,663)
          Redemptions and maturities                                                                          6,904           3,762
    Purchases of property and equipment                                                                        (846)           (441)
    Sale of property and equipment                                                                               10            --
    Regulatory restricted deposit                                                                              --                10
                                                                                                           --------        --------
                  Net cash used in investing activities                                                     (18,491)        (71,417)

Financing Activities:
    Proceeds from initial public offering, net of offering costs of $2,341                                     --            47,972
    Proceeds from stock option exercise                                                                          98            --
    Excess tax benefits from stock option exercise                                                               12            --
    Payment on capital lease                                                                                    (19)           --
    Payment of note payable                                                                                    (893)           (893)
                                                                                                           --------        --------
                  Net cash (used in) provided by financing activities                                          (802)         47,079
                                                                                                           --------        --------

Net (decrease) increase in cash and cash equivalents                                                         (7,802)          2,693

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                               15,259          11,089
                                                                                                           --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                 $  7,457        $ 13,782
                                                                                                           ========        ========

Supplemental Cash Flow Data:
    Cash paid- interest                                                                                    $  1,860        $  1,686
                                                                                                           ========        ========
    Cash paid- income taxes                                                                                $  1,895        $  6,342
                                                                                                           ========        ========

                                           See notes to consolidated financial statements

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

      Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

      NEW ACCOUNTING PRONOUNCEMENTS -- In July 2006, the Financial Accounting
Standards Board ("FASB") issued an interpretation of FASB Statement No. 109,
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109,
ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The
Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the Company on January 1, 2007. As of the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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
Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation. As a result of the adoption of SFAS No. 123R, the Company recognized approximately $0.2 million of stock option compensation expense for the three months ended June 30, 2007 and
2006, and $0.4 million and $0.3 million for the six months ended June 30,
2007and 2006, respectively. The related tax benefit was less than $0.1 million in the three and six months ended June 30, 2007. As of June 30, 2007, total unrecognized compensation expense related to non-vested stock options was approximately $1.7 million. This cost is expected to be recognized over the weighted average period of 2.4 years.

      A summary of the Company's stock option activity for the three and six months ended June 30, 2007 and 2006 is as follows:

                                     Three Months Ended      Three Months Ended      Six Months Ended        Six Months Ended
                                        June 30, 2007           June 30, 2006          June 30, 2007           June 30, 2006
                                  -----------------------------------------------------------------------------------------------
                                   Employees, Directors,   Employees, Directors,   Employees, Directors,   Employees, Directors,
                                      and Executives          and Executives          and Executives          and Executives
                                   Average                  Average                  Average                Average
                                   Exercise    Number of    Exercise   Number of    Exercise   Number of    Exercise   Number of
                                    Price       Shares       Price      Shares       Price      Shares       Price      Shares
                                  -----------------------------------------------------------------------------------------------
Outstanding-beginning balance     $    9.36   1,054,173    $    9.95  1,441,729    $   10.08  1,221,558    $   11.12    645,579
     Granted                            --         --          10.40     20,000        10.66     54,737         9.03    818,442
     Exercised                         9.00      (9,277)        9.32    (43,660)        8.98    (10,914)        9.32    (43,660)
     Forfeited                         9.00     (32,746)         --        --           9.00    (34,384)        9.30     (2,292)
     Expired                           9.00      (1,091)         --        --          13.71   (219,938)         --        --
                                  ---------   ---------    ---------  ---------    ---------  ---------    ---------  ---------
Outstanding-ending balance        $    9.37   1,011,059    $    9.98  1,418,069    $    9.37  1,011,059    $    9.98  1,418,069
                                  =========   =========    =========  =========    =========  =========    =========  =========

      As of June 30, 2007 and 2006 options to purchase 372,766 shares and
542,504 shares, respectively, were exercisable. The weighted average remaining contractual life of the exercisable options was 2.4 years and 0.8 years as of
June 30, 2007 and 2006, respectively. The per-share weighted average grant date fair value of options granted in the six months ended June 30, 2007 and 2006 was
$3.78 and $3.43, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model.
The following weighted average assumptions were used to perform the calculations for the six months ended June 30, 2007: zero expected dividend yield, 4.63%
risk-free interest rate, 5 year expected life, and 30.3% volatility. For the six months ended June 30, 2006 the following assumptions were used: zero expected dividend yield, 4.56% risk-free interest rate, 5 year expected life, and 28.2%
volatility. The expected life was based on historical exercise behavior and the contractual life of the options. Due to unavailability of historical company information, volatility was based on average volatilities of similar entities for the appropriate period. Forfeitures were estimated at 20% for board members,
5% for executives and 10% for all remaining employees. The weighted-average grant date fair value of options vesting during the six months ending June 30,
2007 and 2006 was $2.92 and $1.72, respectively. As of June 30, 2007 the aggregate intrinsic value of options outstanding and options exercisable was approximately $1.1 million and $0.4 million, respectively. The total aggregate intrinsic value of options exercised during the six months ending June 30, 2007 was less than $0.1 million.

Summary information for option awards expected to vest is as follows:

                                                       Options Outstanding
                                 ----------------------------------------------------------------
                                                  Weighted
                                                   Average
                                    Number        Remaining     Weighted
                                 Outstanding at  Contractual     Average      Aggregate Intrinsic
Range of Exercise Prices         June 30, 2007       Life     Exercise Price         Value
-------------------------------------------------------------------------------------------------
  $ 0.00 - $ 8.99                     84,593         0.54       $    8.83         $  118,333
    9.00 -   9.99                    757,119         3.53            9.02            918,527
   10.00 -  14.00                    116,629         2.73           12.08               --
                                  ----------     --------       ---------         ----------
                                     958,341         3.18       $    9.38         $1,036,860
                                  ==========     ========       =========         ==========

Summary information for total outstanding option awards is as follows:

                                             Options Outstanding                        Options Exercisable
                                 -------------------------------------------     -------------------------------
                                                  Weighted
                                                   Average
                                    Number        Remaining     Weighted             Number          Weighted
                                 Outstanding at  Contractual     Average         Exercisable at       Average
Range of Exercise Prices         June 30, 2007       Life     Exercise Price      June 30, 2007   Exercise Price
----------------------------------------------------------------------------     -------------------------------
  $ 0.00 - $ 8.99                     84,942         0.54       $    8.83             81,449        $    8.84
    9.00 -   9.99                    796,805         3.53            9.02            231,742             9.03
   10.00 -  14.00                    129,312         2.91           11.92             59,575            13.46
                                  ----------     --------       ---------         ----------        ---------
                                   1,011,059         3.20       $    9.37            372,766        $    9.70
                                  ==========     ========       =========         ==========        =========

      In the event that currently outstanding options are exercised, the Company intends to either issue treasury shares to the extent available, or new shares as necessary.

3.    ASSESSMENTS

      GUARANTY FUND ASSESSMENTS-- Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. The
Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the
Company estimates the potential future assessment in the absence of an actual assessment. Guaranty fund assessment expenses were ($1.0) million and ($0.2)
million for the three months ended June 30, 2007 and 2006, respectively, and
($0.5) million, and $1.0 million for the six months ended June 30, 2007 and
2006, respectively. The Company has deferred approximately $1.3 million and $1.2 million as of June 30, 2007 and December 31, 2006, respectively, related to guaranty fund assessments, which is included in deferred policy acquisition costs. Maximum contributions required by law in any one state in which we offer insurance vary between 0.3% and 2.0% of direct premiums written.

      SECOND INJURY FUND ASSESSMENTS AND RECOVERIES -- Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers' compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury. The source of these funds is an assessment charged to workers' compensation insurance carriers doing business in such states. Assessments are based on paid losses or premium surcharge mechanisms. Several of the states in which we operate maintain second injury funds with material assessments. The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned. Second Injury Fund Assessment expenses were $1.9 and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $3.0 million for the six months ended June
30, 2007 and 2006, respectively. The Company has deferred approximately $2.1 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively, related to second injury fund assessments, which is included in deferred policy acquisition costs.

      The Company submits claims to the appropriate state's second injury fund for recovery of applicable claims paid on behalf of the Company's insured's.
Because of the uncertainty of the collectibility of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the second injury funds were approximately $0.9 million, and $0.6 million in the six months ended June 30,
2007 and 2006, respectively.

      The Florida Second Disability Trust Fund ("Florida SDTF") currently has significant unfunded liabilities. It is not possible to predict how the Florida
SDTF will operate, if at all, in the future after further legislative review.
Changes in the Florida SDTF's operations could decrease the availability of recoveries from the Florida SDTF, increase Florida SDTF assessments payable by
AmCOMP and/or result in the discontinuation of the Florida SDTF and thus could have an adverse effect on AmCOMP's business, financial condition, and its operations. Under current law, future assessments are capped at 4.52% of net written premiums, and no recoveries can be made for losses or submitted on claims occurring after January 1, 1998.

      OTHER ASSESSMENTS-- Various other assessments are levied by states in which the Company transacts business, and are primarily based on premiums written or collected in the applicable state. The total expense related to these assessments was $0.2 million for the three months ended June 30, 2007 and 2006 respectively, and $0.4 million, and $0.6 million for the six months ended June
30, 2007 and 2006, respectively. The Company has deferred approximately $0.3 million as of June 30, 2007, and December 31, 2006, respectively, related to these assessments, which are included in deferred policy acquisition costs.

4.    INVESTMENTS

      The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at June 30, 2007 (in thousands):

                                                               Gross       Gross
                                                  Amortized  Unrealized  Unrealized
                                                     Cost      Gains       Losses    Fair Value
                                                  ---------------------------------------------
Available-for-sale securities at June 30, 2007:
  U.S. Treasury securities                        $ 29,937    $    617    $    653    $ 29,901
  Agency                                            52,318          10         536      51,792
  Municipalities                                    87,344        --         1,620      85,724
  Corporate debt securities                        169,863          53       3,633     166,283
  Mortgage-backed securities                        16,074           6         293      15,787
                                                  --------    --------    --------    --------
Total fixed maturity securities                   $355,536    $    686    $  6,735    $349,487
                                                  ========    ========    ========    ========

Held-to-maturity securities at June 30, 2007:
                                                  --------    --------    --------    --------
  Mortgage-backed securities                      $ 86,713    $     13    $  1,729    $ 84,997
                                                  ========    ========    ========    ========

    The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at
June 30, 2007 are summarized by maturity as follows (in thousands):

                                       Available-for-sale       Held-to-maturity
                                       -------------------    --------------------
                                       Amortized    Fair      Amortized     Fair
                                         Cost       Value       Cost        Value
                                       -------------------    --------------------
Years to maturity:
  One or less                          $ 50,227   $ 49,968     $   --     $   --
  After one through five                156,201    152,760         --         --
  After five through ten                110,079    107,401         --         --
  After ten                              22,955     23,571         --         --
  Mortgage-backed securities             16,074     15,787       86,713     84,997
                                       --------   --------     --------   --------
Total                                  $355,536   $349,487     $ 86,713   $ 84,997
                                       ========   ========     ========   ========

      The foregoing data is based on the stated maturities of the securities.
Actual maturities may differ as borrowers may have the right to call or prepay obligations.

      At June 30, 2007 and December 31, 2006, bonds with an amortized cost of
$13.2 million and a fair value of $13.8 and $14.0 million, respectively, were on deposit with various states' departments of insurance in accordance with regulatory requirements. Additionally, at June 30, 2007 and December 31, 2006,
bonds with an amortized cost of $6.5 million and $6.0 million and a fair market value of $6.4 million and $5.9 million, respectively, were held in a reinsurance trust for the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion
Companies.

      Major categories of the Company's net investment income for the three and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                   ---------------------------------------------
                                   June 30,    June 30,    June 30,    June 30,
                                     2007        2006        2007        2006
                                   ---------------------------------------------
Income:
    Fixed maturity securities      $  4,977    $  4,142    $  9,892    $  7,901
    Cash and cash equivalents           180         303         348         780
                                   --------    --------    --------    --------
   Investment income                  5,157       4,445      10,240       8,681
   Investment expenses                 (216)       (217)       (437)       (410)
                                   --------    --------    --------    --------
Net investment income              $  4,941    $  4,228    $  9,803    $  8,271
                                   ========    ========    ========    ========

      Proceeds from the sale of available-for-sale fixed maturity securities during the six months ended June 30, 2007 were $4.7 million. Gross losses of
$0.2 million were realized on those sales. During the six months ended June 30,
2006, there were no sales of available-for-sale fixed maturity securities.

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

  The following table summarizes, for all fixed maturity securities in an unrealized loss position at June 30, 2007 the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

                                                          Unrealized    Number of
                                            Fair Value      Losses        Issues
                                            -------------------------------------
Less than 12 months:
   U.S. Treasury securities                  $     85     $   --               1
   Agency                                      20,005         (168)            7
   Municipalities                              31,153         (593)           10
   Corporate debt securities                   29,240         (606)           12
   Mortgage-backed securities                  67,147       (1,045)           28
                                             --------     --------      --------
Total                                        $147,630     $ (2,412)           58
                                             ========     ========      ========

Greater than 12 months:
   U.S. Treasury securities                  $ 24,126     $   (653)           25
   Agency                                      20,707         (368)           15
   Municipalities                              36,566       (1,027)           27
   Corporate debt securities                  120,529       (3,027)           86
   Mortgage-backed securities                  25,132         (977)           20
                                             --------     --------      --------
Total                                        $227,060     $ (6,052)          173
                                             ========     ========      ========

Total fixed maturity securities:
   U.S. Treasury securities                  $ 24,211     $   (653)           26
   Agency                                      40,712         (536)           22
   Municipalities                              67,719       (1,620)           37
   Corporate debt securities                  149,769       (3,633)           98
   Mortgage-backed securities                  92,279       (2,022)           48
                                             --------     --------      --------
Total fixed maturity securities              $374,690     $ (8,464)          231
                                             ========     ========      ========

      At June 30, 2007, there were no investments in fixed maturity securities with individual material unrealized losses. Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

5.    UNPAID LOSSES AND LAE

      The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying consolidated balance sheets (in thousands):

                                                                                        Six Months    Twelve Months
                                                                                           Ended          Ended
                                                                                          June 30,     December 31,
                                                                                           2007            2006
                                                                                       ----------------------------
                                                                                         (Dollars in thousands)
Unpaid losses and LAE, gross of related reinsurance recoverables, at
  beginning of period                                                                  $ 334,363        $ 309,857
Less reinsurance recoverables on unpaid losses and LAE at beginning
  of period                                                                               72,296           78,659
                                                                                       ---------        ---------
Unpaid losses and LAE, net of related reinsurance recoverables, at beginning
  of the period                                                                          262,067          231,198
                                                                                       ---------        ---------

Add provision for losses and LAE, net of reinsurance, occurring in:
          Current period                                                                  79,981          177,841
          Prior periods                                                                  (18,875)         (14,171)
                                                                                       ---------        ---------
Incurred losses during the current period, net of reinsurance                             61,106          163,670
                                                                                       ---------        ---------

Deduct payments for losses and LAE, net of reinsurance, occurring in:
          Current period                                                                  16,677           56,448
          Prior periods                                                                   50,934           76,353
                                                                                       ---------        ---------
Payments for losses and LAE during the current period, net of reinsurance                 67,611          132,801
                                                                                       ---------        ---------

Unpaid losses and LAE, net of related reinsurance recoverables, at end
  of period                                                                              255,562          262,067
Reinsurance recoverable on unpaid losses and LAE at end of period                         67,862           72,296
                                                                                       ---------        ---------
Unpaid losses and LAE, gross of related reinsurance recoverables, at
  end of period                                                                        $ 323,424        $ 334,363
                                                                                       =========        =========

      The Company's estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the six months ended June 30,
2007 and the year ended December 31, 2006 by $18.9 million and $14.2 million, respectively, as a result of actual loss development emerging more favorably than expected. Excluding business assumed from state mandated pools, the redundancy in the six months ended June 30, 2007 was attributable to prior year reserve decreases in Florida ($11.6 million), South Carolina ($1.9 million),
Wisconsin ($1.7 million), Texas ($1.6 million), Indiana ($1.3 million) and less significant decreases in several other states. The accident years with the largest redundancies were 2006 ($5.0 million), 2005 ($10.1 million), and 2004
($2.3 million). Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company's loss and LAE.

6.    COMMITMENTS AND CONTINGENCIES

      During the second quarter 2007, the Company accrued $4.1 million for estimated additional Florida dividends ("Florida excessive profits") based on its statutory underwriting results pursuant to Florida Statute 627.215 and applicable regulations. AmCOMP's ultimate liability will be based on its premiums earned, loss reserves and expenses complied in accordance with the statute and regulations.

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
Although the ultimate results of these legal actions and related claims are uncertain, the Company had accrued liabilities of $1.2 million as of June 30,
2007 and December 31, 2006 related to those matters.

      The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

7.    NOTES PAYABLE

      On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution under which the Company borrowed $11.3 million. The Loan calls for monthly interest payments at the 30-day London
Interbank Offered Rate ("LIBOR") plus a margin. The expiration date on the loan is April 10, 2010. The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP
Preferred. During 2003, the remaining balance of the Loan was refinanced and the
Company borrowed an additional $5.5 million. At June 30, 2007 and December 31,
2006, the principal balance was $5.4 million and $6.3 million respectively. The interest rate was 7.8% at June 30, 2007. Interest paid during the six months ending June 30, 2007 and 2006 totaled $0.2 million and $0.3 million, respectively.

      The Loan contains various restrictive covenants and certain financial covenants. At June 30, 2007, the Company was in compliance with all restrictive and financial covenants.

      On April 30, 2004, AmCOMP Preferred issued a $10 million surplus note in return for $10 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the six months ending June 30, 2007 and 2006 totaled $0.5 million and $0.4 million, respectively. Interest accrued as of June 30, 2007 and December 31, 2006 was
$0.1 million.

      On May 26, 2004, AmCOMP Preferred issued a $12 million surplus note, in return for $12 million in cash, to ICONS, Inc., as part of a pooled transaction.
The note matures in 30 years and is callable by the Company after five years.
The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the six months ending June 30, 2007 and 2006 totaled $0.6 million and $0.5 million, respectively. Interest unpaid as of June 30, 2007 and December 31, 2006 was $0.1 million.

      On September 14, 2004, AmCOMP Preferred issued a $10 million surplus note, in return for $10 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The note matures in approximately 30 years and is callable by the Company after approximately five years. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the six months ending June 30, 2007 and
2006 totaled $0.5 million and $0.4 million, respectively. Interest unpaid as of
June 30, 2007 and December 31, 2006 was $39,000.

8.         FEDERAL AND STATE INCOME TAXES

      Effective January 1, 2007, the Company adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. As of the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three and six months ended June 30, 2007 was less than $0.1 million. Tax related interest accrued as of June 30, 2007, and December 31, 2006 was $0.5 million and $0.4 million, respectively. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

      Significant components of income tax for the three and six months ended
June 30, 2007 and 2006 are as follows (in thousands):

                                           Three Months Ended    Six Months Ended
                                          -------------------   -------------------
                                          June 30,   June 30,   June 30,   June 30,
                                            2007       2006       2007       2006
                                          -------------------   -------------------
Current expense
  Federal                                 $ 2,948    $ 2,494    $ 6,013    $ 6,131
  State                                       349        227        673        630
                                          -------    -------    -------    -------
    Total current tax expense               3,297      2,721      6,686      6,761
Deferred expense (benefit)
  Federal                                    (225)      (554)    (1,411)      (891)
  State                                       (24)       (78)      (151)      (426)
                                          -------    -------    -------    -------
    Total deferred tax expense (benefit)     (249)      (632)    (1,562)    (1,317)
                                          -------    -------    -------    -------
Income tax expense                        $ 3,048    $ 2,089    $ 5,124    $ 5,444
                                          =======    =======    =======    =======

      The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

                                                  Three Months Ended                             Six Months Ended
                                       -----------------------------------------   -----------------------------------------
                                              June 30,              June 30,              June 30,              June 30,
                                                2007                  2006                  2007                  2006
                                       --------------------- -------------------   -----------------------------------------
Income tax at statutory rate           $ 3,001       35.0%   $ 2,484       35.0%   $ 5,135       35.0%   $ 5,749       35.0%
Permanent differences:
   State income taxes                      182        2.1        131        1.9        339        2.3        395        2.4
   Tax-exempt interest                    (325)      (3.8)      (194)      (2.7)      (629)      (4.3)      (418)      (2.5)
   Non-deductible meals and
     entertainment                         101        1.2         92        1.3        144        1.0        156        0.9

   Change in deferred tax rate            --           --       (531)      (7.5)      --           --       (531)      (3.2)
   Non-deductible option expense            33        0.4         58        0.8         75        0.5         58        0.3
   Other expense--net                       56        0.6         49        0.6         60        0.4         35        0.2
                                       -------       ----    -------       ----    -------       ----    -------       ----
Income tax expense                     $ 3,048       35.5%   $ 2,089       29.4%   $ 5,124       34.9%   $ 5,444       33.1%
                                       =======       ====    =======       ====    =======       ====    =======       ====

      The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of June 30, 2007 and
December 31, 2006 are presented below (in thousands):

                                         June 30,   December 31,
                                           2007         2006
                                         -----------------------
Deferred tax assets:
  Loss and LAE reserve adjustments       $ 13,214    $ 13,551
  Unearned and advance premiums             8,838       8,112
  Allowance for bad debts                   1,032       1,531
  Policyholder dividends                    4,551       3,170
  FAS 115 unrealized losses                 2,253       1,553
  Deferred compensation                       680         650
  Assessments                                 572        --
  Disallowed capital losses                   405         326
  Other                                     1,226         689
                                         --------    --------
   Total deferred tax assets               32,771      29,582
Deferred tax liabilities:
  Deferred policy acquisition expenses     (8,439)     (7,734)
  Other                                      (457)       (235)
                                         --------    --------
   Total deferred tax liabilities          (8,896)     (7,969)
                                         --------    --------
   Net deferred tax assets               $ 23,875    $ 21,613
                                         ========    ========

9.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                                Three Months Ended               Six Months Ended
                                                             --------------------------------------------------------
                                                             June 30,        June 30,        June 30,        June 30,
                                                               2007            2006            2007            2006
                                                             --------------------------------------------------------
Numerator:
   Net income attributable to common stockholders            $ 5,527         $ 5,007         $ 9,547         $10,982
                                                             =======         =======         =======         =======
Denominator:
   Weighted-average shares outstanding
     (denominator for basic earnings per share)               15,769          15,559          15,764          13,306
   Plus effect of dilutive securities:
           Convertible preferred stock                          --              --              --               926
           Employee stock options                                  7              25              13               9
                                                             -------         -------         -------         -------
   Weighted-average shares and assumed conversions
     (denominator for diluted earnings per share)             15,776          15,584          15,777          14,241
                                                             -------         -------         -------         -------
Basic earnings per share                                     $  0.35         $  0.31         $  0.61         $  0.83
                                                             =======         =======         =======         =======
Diluted earnings per share                                   $  0.35         $  0.31         $  0.61         $  0.77
                                                             =======         =======         =======         =======

      For the three months ended June 30, 2007 and 2006 and the six months ended
June 30, 2007 and 2006, outstanding employee stock options of 926,117,
1,134,979, 882,457 and 1,134,979 respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

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

      The Company, through outside regulatory counsel, has submitted its amended filings to Florida OIR for the years 2002, 2003 and 2004. The amended filings report no excessive profits for the reporting periods. In the event Florida OIR does not agree with the amended filings as submitted by the Company, there would be a disputed issue of material fact and law regarding the calculation of excessive profits. The Company has preserved its right to an administrative hearing under the provisions of the Notice and Florida Statute Chapter 120 (the
Florida Administrative Procedures Act). Under Chapter 120, the Company is
entitled to a DE NOVO proceeding on the issues described above. If the administrative ruling is adverse to the Company, the Company would have further appellate rights to the District Court of Appeal. Management of the Company
believes, in part based on advice from legal counsel, that "excessive profits"
were not, in fact, earned in Florida for the years 2002, 2003, and 2004. As of
June 30, 2007, no accrual for excessive profits has been provided for the 2002,
2003 and 2004 years.

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

      o  dividends paid to policyholders, primarily in administered pricing states where premium rates are set by the regulators;

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

      INCOME TAXES

      In July 2006, the Financial Accounting Standards Board ("FASB") issued an interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN INCOME
TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the
Company on January 1, 2007. As of the adoption date and as of June 30, 2007, the
Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three and six months ended June 30, 2007 was less than $0.1 million. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

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

RESULTS OF OPERATIONS

      Financial information relating to our unaudited Consolidated Financial
Results for the three and six month periods ended June 30, 2007 and 2006 is as follows:

                                                      Three Months Ended June 30,                  Six Months Ended June 30,
                                               ------------------------------------------  -----------------------------------------
                                                                                Increase                                   Increase
                                                                               (decrease)                                 (decrease)
                                                                                2007 over                                  2007 over
                                                  2007            2006            2006        2007            2006           2006
                                               ------------------------------------------  -----------------------------------------
                                                          (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL DATA:
Gross premiums written                         $  50,902       $  64,491         (21.1)%   $ 126,481       $ 154,031       (17.9)%
Net premiums written                              49,965          62,041         (19.5)%     125,035         148,737       (15.9)%
Gross premiums earned                             57,359          71,564         (19.8)%     118,546         140,429       (15.6)%

Net premiums earned                               55,424          68,388         (19.0)%     114,637         134,358       (14.7)%
Net investment income                              4,941           4,228          16.9%        9,803           8,271        18.5%
Net realized investment loss                        (212)           (198)          7.0%         (212)           (197)        7.6%
Other income                                          18             106         (83.0)%          48             191       (74.9)%
                                               ---------       ---------         -----     ---------       ---------       -----
   Total revenue                                  60,171          72,524         (17.0)%     124,276         142,623       (12.9)%
                                               ---------       ---------         -----     ---------       ---------       -----
Loss and loss adjustment expenses                 26,188          40,582         (35.5)%      61,106          78,049       (21.7)%
Policy acquisition expenses                       11,478          11,555          (0.7)%      20,681          24,369       (15.1)%
Underwriting and other expenses                    6,672           9,843         (32.2)%      17,365          16,830         3.2%
Dividends to policyholders                         6,357           2,580         146.4%        8,598           5,243        64.0%
Interest expense                                     901             868           3.8%        1,855           1,706         8.7%
Federal and state income taxes                     3,048           2,089          45.9%        5,124           5,444        (5.9)%
                                               ---------       ---------         -----     ---------       ---------       -----
Net Income                                     $   5,527       $   5,007          10.4%    $   9,547       $  10,982       (13.1)%
                                               =========       =========         =====     =========       =========       =====

KEY FINANCIAL RATIOS:
Net loss ratio                                      47.3%           59.3%                       53.3%           58.1%
Policy acquisition expense ratio                    20.7%           17.0%                       18.0%           18.2%
Underwriting and other expense ratio                12.0%           14.3%                       15.1%           12.5%
                                                    ----            ----                        ----            ----
Net combined ratio, excluding
  policyholder dividends                            80.0%           90.6%                       86.4%           88.8%
Dividend ratio                                      11.5%            3.8%                        7.5%            3.9%
                                                    ----            ----                        ----            ----
Net combined ratio, including
  policyholder dividends                            91.5%           94.4%                       93.9%           92.7%
                                                    ====            ====                        ====            ====
Return on equity                                    15.2%           16.0%                       13.4%           21.9%
                                                    ====            ====                        ====            ====

      GROSS PREMIUMS WRITTEN decreased by $13.6 million, or 21.1% for the three months ended June 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to a decrease in direct premiums. Direct premiums written decreased due to decreases in writings in Florida ($13.9 million), and
Indiana ($0.9 million), offset by increases in Illinois ($0.8 million), and
Virginia ($0.8 million), combined with other smaller changes. The decrease in
Florida premiums is the result of a 15.7% rate decrease in 2007, a 6.9% decline in in-force policies as of June 30, 2007 from June 30, 2006, and a reduction in construction-related payrolls. For all other states with significant changes in direct premiums written, generally, the change in the number of policies is consistent with the change in premiums written.

      Gross premiums written decreased by $27.6 million, or 17.9% for the six months ended June 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to a decrease in direct premiums. Direct premiums written decreased due to decreases in writings in Florida ($25.8 million),
Indiana ($3.4 million), and Wisconsin ($1.4 million), offset by increases in
Illinois ($2.0 million), and Georgia ($1.4 million), combined with other smaller changes. The decrease in Florida premiums is the result of the 15.7% rate decrease in 2007, the 6.9% decline in in-force policies as of June 30, 2007 from
June 30, 2006, and a reduction in payrolls. For all other states with significant changes in direct premiums written, generally, the change in the number of policies is consistent with the change in premiums written.

      NET PREMIUMS WRITTEN decreased $12.1 million, or 19.5% for the three months ended June 30, 2007 as compared to the same period in 2006. This decrease is the result of the decrease in gross premiums written, combined with a decrease in ceded premiums written of $1.5 million. The decrease in ceded premiums written is the result a change in the ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis. The ceded reinsurance premium rates and retention in our 2007 excess-of-loss reinsurance treaties were relatively unchanged from the 3.2% of direct premium and $2.0 million of losses, respectively, in the 2006 treaty.

      Net premiums written decreased $23.7 million, or 15.9% for the six months ended June 30, 2007 as compared to the same period in 2006. This decrease is the result of the decrease in gross premiums written, combined with a decrease in ceded premiums written of $3.8 million. The decrease in ceded premiums written is the result a change in the ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis.

      GROSS PREMIUMS EARNED decreased $14.2 million, or 19.8% for the three months ended June 30, 2007 as compared to the same period in 2006. This decrease was the direct result of decreases in direct earned premiums, with the largest decreases being in Florida ($12.4 million) and Indiana ($1.6 million), offset by an increase in Illinois ($0.9 million), combined with other smaller changes.

      Gross premiums earned decreased $21.9 million, or 15.6% for the six months ended June 30, 2007 as compared to the same period in 2006. This decrease was the direct result of decreases in direct earned premiums, with the largest decreases being in Florida ($19.7 million) and Indiana ($3.7 million), offset by an increase in Illinois ($1.7 million), combined with other smaller changes.

      NET PREMIUMS EARNED decreased $13.0 million, or 19.0% for the three months ended June 30, 2007 as compared to the same period in 2006. This change is primarily the result of the decrease in gross premiums earned. The change in gross premiums earned was partially offset by a $1.2 million decrease in ceded premiums earned, caused by a decrease in the reinsurance premiums rates from
4.5% of direct premiums on the 2005 treaties to 3.2% on the 2006 and 2007 treaties. As the 2005 treaty was settled on a run-off basis, the rate on the
2005 treaty continued to impact ceded premiums earned in 2006.

      Net premiums earned decreased $19.7 million, or 14.7% for the six months ended June 30, 2007 as compared to the same period in 2006. This change is primarily the result of the decrease in gross premiums earned. The change in gross premiums earned was partially offset by a $2.2 million decrease in ceded premiums earned, caused by the change in ceded reinsurance premium rates discussed above.

      The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                            For the Three  Percent of  For the Three Percent of  For the Six   Percent of   For the Six   Percent of
                             Months Ended     Gross     Months Ended    Gross    Months Ended     Gross     Months Ended    Gross
                               June 30,     Premiums      June 30,    Premiums     June 30,     Premiums     June 30,     Premiums
                                2007         Earned        2006        Earned        2007        Earned        2006        Earned
                            ------------------------------------------------------------------------------------------------------
                                            (Dollars in thousands)                             (Dollars in thousands)
Gross premiums earned         $  57,359        100.0%    $  71,564       100.0%    $ 118,546       100.0%    $ 140,429      100.0%
Excess reinsurance premiums      (1,935)        (3.4%)      (3,176)       (4.4%)      (3,880)       (3.3%)      (6,074)      (4.3%)
Quota share reinsurance
premiums                           --            0.0%         --           0.0%          (29)        0.0%            3        0.0%
                              ---------     ---------    ---------    ---------    ---------    ---------    ---------    --------
Net premiums earned           $  55,424         96.6%    $  68,388        95.6%    $ 114,637        96.7%    $ 134,358       95.7%
                              =========     =========    =========    =========    =========    =========    =========    ========

      NET INVESTMENT INCOME increased $0.7 million, or 16.9% for the three months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily attributable to an increase in the average balance of invested assets. The three month average invested asset balance increased $41.0 million, or 10.2% from June 30, 2006 to June 30, 2007. The additional funds available for investment were provided by cash generated from operating activities.

      Net investment income increased $1.5 million, or 18.5% for the six months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily attributable to an increase in the average balance of invested assets.
The six month average invested asset balance increased $68.2 million, or 18.3%
from June 30, 2006 to June 30, 2007. The additional funds available for investment were provided by $48.0 million of net initial public offering proceeds, and cash provided by operating activities.

      LOSSES AND LOSS ADJUSTMENT EXPENSES decreased $14.4 million, or 35.5% for the three months ended June 30, 2007 as compared to the same period in 2006.
Loss and loss adjustment expenses were 47.3% and 59.3% of net premiums earned in the three months ended June 30, 2007 and 2006, respectively. These changes are the result of a couple of factors. First, reflected in our losses and LAE in three months ended June 30, 2007, is a $13.0 million redundancy, net of reinsurance, for years prior to 2007. Excluding business assumed from state mandated pools, this redundancy was attributable to prior year reserve decreases in Florida ($8.4 million), South Carolina ($1.7 million), Texas ($1.3 million),
Indiana ($1.2 million), and less significant changes in several other states.
The redundancy for the three months ended June 30, 2007 was more than the redundancy of $3.5 million in the three months ended June 30, 2006. This increase in the redundancy was offset by an increase in the current net accident year loss ratio. The current net accident year loss ratio, excluding business assumed from state mandated pools and adjusting and other expense, increased to
66.2% for the six months ended June 30, 2007 from 65.2% for the three months ended March 31, 2007. In 2006 the current net accident year loss ratio, excluding business assumed from state mandated pools, decreased to 64.1% for the six months ended June 30, 2006 from 65.2% for the three months ended March 31,
2006.

      Losses and loss adjustment expenses decreased $16.9 million, or 21.7% for the six months ended June 30, 2007 as compared to the same period in 2006. Loss and loss adjustment expenses were 53.3% and 58.1% of net premiums earned in the six months ended June 30, 2007 and 2006, respectively. Reflected in our losses and LAE for the six months ended June 30, 2007, is a $18.9 million redundancy, net of reinsurance, for years prior to 2007. Excluding business assumed from state mandated pools and adjusting and other expense, this redundancy was attributable to prior year reserve decreases in Florida ($11.6 million), South
Carolina ($1.9 million), Wisconsin ($1.7 million), Texas ($1.6 million), Indiana
($1.3 million) and less significant changes in several other states. The accident years with the largest redundancies were 2006 ($5.0 million), 2005
($10.1 million), and 2004 ($2.3 million). The redundancy for the six months ended June 30, 2007 was more than the redundancy of $11.9 million in the six months ended June 30, 2006. The current net accident year loss ratio, excluding business assumed from state mandated pools, increased to 66.2% for the six months ended June 30, 2007 from 64.1% for the six months ended June 30, 2006.

      POLICY ACQUISITION EXPENSES decreased $0.1 million, or 0.7% for the three months ended June 30, 2007 as compared to the same period in 2006. Policy acquisition expenses increased to 20.7% from 17.0% of net premiums earned in the three months ended June 30, 2007 and 2006, respectively, because of the decrease in writings. The decrease in policy acquisition expense dollars is the result of decreases in net commissions and premium tax expense, offset by an increase in assessments. The decrease in commissions is due to a decrease in direct commissions of $1.0 million, offset by a decrease in ceding commission received of $0.7 million. The decrease in direct commissions resulted from a decrease in direct premiums earned. The decrease in the ceding commission received is the result of receiving no ceding commission on the 2006 and 2007 excess-of-loss reinsurance treaties, compared to the 35% commission received on the 2005 treaty, which was in run-off through 2006. The decrease in premium tax is the result of a reduction in the allowance set up for guarantee fund assets, which are a credit to premium tax expense. The Tennessee Guarantee Fund assessment and related guarantee fund asset decreased, thereby making a portion of the valuation allowance unnecessary. The increase in assessments is the result of a
42% increase in the Georgia Subsequent Injury Trust Fund assessment rate during the second quarter of 2007 and a 30% decrease in the South Carolina Second
Disability Trust fund rate in second quarter of 2006.

      Policy acquisition expenses decreased $3.7 million, or 15.1% for the six months ended June 30, 2007 as compared to the same period in 2006. Policy acquisition expenses were 18.0% and 18.2% of net premiums earned in the six months ended June 30, 2007 and 2006, respectively. This decrease is the result of decreases in net commissions, assessments and premium tax, offset by a small increase in general and administrative expense component of policy acquisition expenses. The decrease in commissions is due to a decrease in direct commissions of $3.1 million, offset by a decrease in ceding commission received of $1.5 million. The decrease in direct commissions resulted from a decrease in direct premiums earned and a decrease in the commission payable accrual. The decrease in the ceding commission received is the result of receiving no ceding commission on the 2006 and 2007 excess-of-loss reinsurance treaties, compared to the 35% commission received on the 2005 treaty, which was in run-off through
2006. The decrease in assessments is primarily the result of a decrease in direct premiums earned and an increase in redundancies offset by an increase in the Georgia Subsequent Injury Trust Fund assessment which resulted in an additional $1.3 million of expense during the first six months on 2007. The decrease in premium tax is the result of the reduction in the Tennessee
Guarantee Fund asset and the related allowance as discussed previously.

      UNDERWRITING AND OTHER EXPENSES decreased $3.2 million, or 32.2% for the three months ended June 30, 2007 as compared to the same period in 2006.
Underwriting and other expenses were 12.0% and 14.3% of net premiums earned in the three months ended June 30, 2007 and 2006, respectively. The decrease in underwriting and other expenses is primarily attributable to a decrease in bad debt expense of $3.0 million. The decrease in bad debt expense is due to two factors. First, an overall decrease in premiums receivable, including a $3.3 million decrease in balances aged over 90 days. Second, the method used to determine the allowance for doubtful accounts was refined to limit the impact that non-cash premium adjustments have on the allowance calculated, as such premium adjustments are already accounted for in the earned but unbilled premium calculation.

      Underwriting and other expenses increased $0.5 million, or 3.2% for the six months ended June 30, 2007 as compared to the same period in 2006.
Underwriting and other expenses were 15.1% and 12.5% of net premiums earned in the six months ended June 30, 2007 and 2006, respectively. The increase in underwriting and other expenses is attributable to increases in payroll related expenses ($2.0 million), insurance expense ($0.4 million), and other smaller expense increases, offset by a decrease in bad debt expense ($2.3 million). The increase in payroll is primarily the result of a 5.2% increase in the average number of employees from June 30, 2006 to June 30, 2007, combined with an increase in average pay rates. The increase in the insurance expense is due an increase in employee insurance, with the greatest increase being for employee health insurance. The increase in the cost of health insurance is the result of an 8% rate increase in 2007 and an increase in the average number of employees for the six months ended June 30, 2007 over the same period in 2006. The decrease in bad debt expense is due to the reduction in premiums receivable and the change refinement of the allowance for bad debt calculation as discussed above.

      DIVIDENDS TO POLICYHOLDERS increased $3.8 million, or 146.4% for the three months ended June 30, 2007 as compared to the same period in 2006. Dividends to policyholders were 11.5% and 3.8% of net premiums earned in the three months ended June 30, 2007 and 2006, respectively. This increase in the ratio is the result of the accrual of Florida excess profits dividends of $4.1 million, and a slight increase in the average premiums on dividend plans in the two states with significant dividends, Florida and Wisconsin. See note 6 for more information regarding the Florida excess profit dividend accrual. Excluding excess profits dividends, the percentage of average direct premiums written in Florida on a dividend plan increased slightly to 40.4% from 39.4% as of June 30, 2007 and
2006, respectively. The percentage of average direct premiums written in
Wisconsin on a dividend plan increased slightly to 88.5% from 87.8% as of June
30, 2007 and 2006, respectively. Dividend expense, excluding excess profits dividends, was 3.8% and 3.6% of direct premiums on dividend plans for the three months ended June 30, 2007 and 2006, respectively.

      Dividends to policyholders increased $3.4 million, or 64.0% for the six months ended June 30, 2007 as compared to the same period in 2006. Dividends to policyholders were 7.5% and 3.9% of net premiums earned in the six months ended
June 30, 2007 and 2006, respectively. As noted above, the primary cause of the increase is the accrual of Florida excess profits dividends. Additionally, excluding excess profits dividends, the percentage of direct premiums written in
Florida on a dividend plan decreased slightly to 38.9% from 39.7% as of June 30,
2007 and 2006, respectively. The percentage of direct premiums written in
Wisconsin on a dividend plan increased slightly to 88.9% from 88.0% as of June
30, 2007 and 2006, respectively. The Company wide direct premiums written on a dividend plan was 25.5% and 27.4% at June 30, 2007 and 2006, respectively.
Dividend expense, excluding excess profits dividends, was 7.6% and 7.3% of direct premiums on dividend plans for the six months ended June 30, 2007 and
2006, respectively.

      INTEREST EXPENSE remained relatively flat at $0.9 million for the three months ended June 30, 2007 and 2006.

      Interest expense increased $0.1 million, or 8.7% for the six months ended
June 30, 2007 compared to the same period in 2006. The increase is attributable to the accrual of approximately $90,000 of interest in connection with an interest bearing payable.

      FEDERAL AND STATE INCOME TAXES increased $1.0 million, or 45.9% for the three months ended June 30, 2007 as compared to the same period in 2006. Federal and state income taxes were 35.5% and 29.4% of pretax income in the three months ended June 30, 2007 and 2006, respectively. During the second quarter of 2006, the rate used on the federal deferred tax asset was increased from 34% to 35% as we expected to be in the 35% tax bracket when future tax assets were realized.
This decreased the deferred tax expense by 7.5% for the three months ended June
30, 2006. This change was offset by a decrease in the tax rate in the three months ended June 30, 2007, resulting from an increase in the tax exempt interest earned, due to an increase in the investment portfolio combined with an increased allocation of the portfolio to tax-exempt municipal bonds.

      Federal and state income taxes decreased $0.3 million, or 5.9% for the six months ended June 30, 2007 as compared to the same period in 2006. Federal and state income taxes were 34.9% and 33.1% of pretax income in the six months ended
June 30, 2007 and 2006, respectively. The increase in the ratio is the result of the change in the deferred tax rate during the second quarter of 2006, as discussed above, offset by an increase in tax exempt interest earned. The increase in tax exempt interest which is the result of an increase in the investment portfolio combined with an increased allocation of the portfolio to tax-exempt municipal bonds. The average investment balance increased $69.2 million, or 19.3% from June 30, 2006 to June 30, 2007. Municipal bonds increased to 19.3% of total invested assets at June 30, 2007, from 15.3% at June 30, 2006.

      NET INCOME increased $0.5 million, or 10.4% for the three months ended
June 30, 2007 compared to the same period in 2006. A decrease in net premiums earned of $13.0 million combined with an increase in dividends to policyholders of $3.8 million and an increase in federal and state income taxes of $1.0 million, offset by an increase in investment income of $0.7 million and decreases in losses and LAE, and underwriting and other expenses of $14.4 million and $3.2 million, respectively, primarily comprised the change.

      Net income decreased $1.4 million, or 13.1% for the six months ended June
30, 2007 compared to the same period in 2006. A decrease in net premiums earned of $19.7 million combined with an increase in underwriting and other expenses of

$0.5 million and an increase in dividends to policyholders of $3.4 million, offset by an increase in investment income of $1.5 million and decreases in losses and LAE, policy acquisition expenses, and federal and state income taxes of $16.9 million, $3.7 million, and $0.3 million, respectively, primarily comprised the change.

      RETURN ON EQUITY Our annualized return on equity for the three months ended June 30, 2007 and 2006 is 15.2% and 16.0%, respectively. Our annualized return on equity for the six months ended June 30, 2007 and 2006 is 13.4% and
21.9%, respectively.

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

      LIQUIDITY

      The primary source of cash flow for Pinnacle Benefits and Pinnacle
Administrative is service fees paid by our insurance subsidiaries. Our insurance subsidiaries' primary cash sources are insurance premiums, investment income and the proceeds from the sale, redemption or maturity of invested assets. The cash requirements of the insurance subsidiaries are primarily for the payment of losses and LAE, dividends, guaranty fund and second-injury fund assessments, commissions, reinsurance premiums, premium taxes, services fees, interest on surplus notes and purchase of investment securities. We maintain cash reserves to meet our obligations that comprise current outstanding loss and LAE, reinsurance premiums and administrative expenses. Due to the uncertainty regarding the timing and amount of settlement of unpaid losses, the liquidity requirements of the insurance subsidiaries vary. The insurance subsidiaries'
investment guidelines and investment portfolio take into account historical payout patterns. If loss payments were to accelerate beyond our ability to fund them from current operating cash flows, we would need to liquidate a portion of our investment portfolio and/or arrange for financing. For example, several catastrophic injuries occurring in a relatively short period of time could cause such a liquidity strain. Our insurance subsidiaries have historically purchased excess reinsurance to mitigate the effects of large losses and to help stabilize liquidity. These reinsurance agreements require initial outlays of reinsurance premiums, based on premiums written, which is in advance of our receipt of cash premiums, and the reinsurers reimburse us after losses and LAE are paid by us.
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

                                                           For the Six Months
                                                              Ended June 30,
                                                            2007         2006
                                                          ---------------------
Cash and cash equivalents provided by (used in):
Operating activities                                      $ 11,491     $ 27,031
Investing activities                                       (18,491)     (71,417)
Financing activities                                          (802)      47,079
                                                          --------     --------
Change in cash and cash equivalents                       $ (7,802)    $  2,693
                                                          ========     ========

      REINSURANCE

      We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At June
30, 2007 and December 31, 2006, reinsurance recoverables on paid and unpaid losses and LAE were $70.1 million and $75.4 million, respectively. Our largest recoverable from a single reinsurer as of June 30, 2007 was $38.4 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial
Corporation, representing 25.9% of our total stockholders' equity as of that date. Of the $38.4 million, $2.4 million was the current recoverable on paid losses. The balance of $36.0 million is recoverable from Continental Casualty
Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

      As a result of raising $32.0 million from surplus notes issued by one of our insurance subsidiaries, we eliminated the need for quota share reinsurance on new and renewal business since July 1, 2004. In addition, we increased our retention in our excess of loss reinsurance program to $2.0 million in 2005.

      INVESTMENTS

      Our insurance subsidiaries employ an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio. As economic conditions change, our insurance subsidiaries' investment committees recommend strategy changes and adjustments to our investment portfolio. We have maintained a high portion of our portfolio in short-term investments recently to mitigate the risk of falling prices for fixed maturity securities if rates should rise. Changes in interest rates impact our investment income and cause fluctuations in the carrying values of the majority of our investments (these changes are reflected as changes in stockholders' equity, net of tax).

      We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held-to-maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of June 30, 2007,
80.1% of our entire portfolio was classified as available-for-sale and as of
December 31, 2006, approximately 81.9% of our entire portfolio was classified as available-for-sale.

      The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of June 30, 2007 and December 31,
2006, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of June 30, 2007, our investments
(excluding cash and cash equivalents) had an average duration of 4.0 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

      Our insurance subsidiaries employ Regions Bank to act as their independent investment advisor. Regions Bank follows the insurance subsidiaries' written investment guidelines based upon strategies approved by our insurance subsidiaries' boards of directors. Our insurance subsidiaries have no investments in common stock (other than AmCOMP Preferred's investment in AmCOMP
Assurance and certain institutional money market accounts), preferred stock, real estate, asset-backed securities (other than mortgage-backed) or derivative securities. Regions Bank has discretion to enter into investment purchase transactions within our insurance subsidiaries' investment guidelines. In the case of sales of securities prior to maturity or the acquisition of securities that differ from the types of securities already present in the portfolio,
Regions Bank is required to obtain approval from our insurance subsidiaries'
executive officers, who report regularly to our insurance subsidiaries'
investment committees, prior to executing the transactions. Regions Bank's fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

      The table below contains information concerning the composition of our investment portfolio at June 30, 2007:

                                Carrying        Yield to    Percentage of Carrying
                                Amount (1)      Maturity          Amount (1)
                                --------------------------------------------------
                                              (Dollars in thousands)
Bonds:(2)
U.S. Treasury securities          $29,901         5.0%               6.7%
Agencies                           51,792         5.6               11.7
Municipalities(3)                  85,724         5.5               19.3
Corporate "A" rated and above     149,486         5.6               33.7
Corporate "BBB"/"Baa" rated        16,797         5.8                3.8
Mortgage-backed securities        102,500         5.9               23.1
                                 --------       --------          --------
   Total Bonds                   $436,200         5.7%              98.3%
Cash and cash equivalents           7,457         6.3                1.7
                                 --------       --------          --------
   Total                         $443,657         5.8%             100.0%
                                 ========       ========          ========

(1)   Carrying amount is amortized cost for bonds held-to-maturity. Carrying amount is fair value for bonds available-for-sale. As of June 30, 2007,
      $349.5 million of our bonds were classified as available-for-sale and
      $86.7 million were classified as held-to-maturity.

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

(3)   The municipal bonds' yield to maturity has been shown on a tax-equivalent basis. The tax impact was 1.5% on the yield to maturity for municipal bonds and 0.4% on the yield to maturity for total cash and investments.

      The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair values as of June 30, 2007:

                                       Available-for-sale      Held-to-maturity
                                       -------------------   -------------------
                                       Amortized    Fair     Amortized     Fair
                                          Cost      Value       Cost       Value
                                       -------------------   -------------------
Years to maturity (1) :
  One or less                          $ 50,227   $ 49,968   $   --     $   --
  After one through five                156,201    152,760       --         --
  After five through ten                110,079    107,401       --         --
  After ten                              22,955     23,571       --         --
  Mortgage-backed securities             16,074     15,787     86,713     84,997
                                       --------   --------   --------   --------
Total                                  $355,536   $349,487   $ 86,713   $ 84,997
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

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at June 30, 2007, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                         Unrealized     Number of
                                            Fair Value     Losses        Issues
                                            -------------------------------------
Less than 12 months:
  U.S. Treasury securities                   $     85     $     --             1
  Agency                                       20,005         (168)            7
  Municipalities                               31,153         (593)           10
  Corporate debt securities                    29,240         (606)           12
  Mortgage-backed securities                   67,147       (1,045)           28
                                             --------     --------      --------
Total                                        $147,630     $ (2,412)           58
                                             ========     ========      ========

Greater than 12 months:
  U.S. Treasury securities                   $ 24,126     $   (653)           25
  Agency                                       20,707         (368)           15
  Municipalities                               36,566       (1,027)           27
  Corporate debt securities                   120,529       (3,027)           86
  Mortgage-backed securities                   25,132         (977)           20
                                             --------     --------      --------
Total                                        $227,060     $ (6,052)          173
                                             ========     ========      ========

Total fixed maturity securities:
  U.S. Treasury securities                   $ 24,211     $   (653)           26
  Agency                                       40,712         (536)           22
  Municipalities                               67,719       (1,620)           37
  Corporate debt securities                   149,769       (3,633)           98
  Mortgage-backed securities                   92,279       (2,022)           48
                                             --------     --------      --------
Total fixed maturity securities              $374,690     $ (8,464)          231
                                             ========     ========      ========

      At June 30, 2007, there were no investments in fixed maturity securities with individual material unrealized losses. Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

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
We believe that we have multiple factual and legal defenses to the claim made in this action, including a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $9.9 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued a $1.2 million liability as of June 30, 2007 and December 31, 2006, respectively, related to those matters.

      OTHER

      In August 1998, in an effort to expand its customer base, AmCOMP began selling insurance policies for a third party insurance company. This arrangement included insurance policies with effective dates of August 1, 1998 through
November 1, 2000. Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle Benefits provided claim adjusting services, including the payment of claims, related to these policies. Included in other assets at June 30, 2007 is approximately $1.7 million in loss and LAE payments on the administered business that is currently due from the third-party insurer. Management is currently in discussion with the insurer regarding payment, and expects to recover the balance due.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2006, the FASB issued an interpretation of FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB
Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The
"more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the Company on
January 1, 2007. As of the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three and six months ended June 30, 2007 was less than $0.1 million.

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

      You also may read and copy any materials we file with the SEC at the SEC's
Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. You may
obtain information on the operation of the Public Reference Room by calling the
SEC at 1-800-SEC-0330. The SEC maintains an Internet site (WWW.SEC.GOV) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We believe we are principally exposed to two types of market risk:
interest rate risk and credit risk.

INTEREST RATE RISK

      INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 80.1% were classified as available-for-sale as of June 30,
2007. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of June
30, 2007, our investments (excluding cash and cash equivalents) had an average duration of 4.0 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

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

      For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2007.

      The following table summarizes the estimated change in fair value on our fixed maturity portfolio, including cash equivalents based on specific changes in interest rates:

                                     Estimated Increase      Estimated Percentage Increase
Change in Interest Rates         (Decrease)in Fair Value       (Decrease)in Fair Value
------------------------------------------------------------------------------------------
June 30, 2007:                                     (Dollars in thousands)

300 basis point rise                    ($44,379)                      (10.4%)
200 basis point rise                     (29,771)                       (7.0%)
100 basis point rise                     (14,770)                       (3.5%)
50 basis point decline                     6,689                         1.6%
100 basis point decline                   12,799                         3.0%

      The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $14.8 million or 3.5%
based on a 100 basis point increase in interest rates as of June 30, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and cash equivalents, which constituted approximately 98.3% of our total invested assets as of June 30, 2007.

      Interest expense would also be affected by a hypothetical change in interest rates. As of June 30, 2007 we had $37.4 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.7 million and a 300 basis point increase would increase interest expense by approximately $1.1 million.

      With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, ACCOUNTING FOR
NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND
INITIAL DIRECT COSTS OF LEASES ("FAS 91"), issued by the FASB, which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of June 30, 2007, the par value of our mortgage backed securities holdings was $102.7 million. Amortized cost divided by par value equates to an average price of 100.1% of par. Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

      However, given the current interest rate environment, which has exhibited higher rates resulting in lower values for fixed maturity securities over the last few years, the possibility of additional significant declines such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 23.5% of total investments as of June 30, 2007. Of this total, 100% was in agency pass through securities.

CREDIT RISK

      INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of June 30, 2007 and December 31, 2006, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor's,
Moody's and Fitch.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      AmCOMP's management, with the participation of AmCOMP's Chief Executive
Officer and Chief Financial Officer, has evaluated the effectiveness of AmCOMP's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, AmCOMP's Chief Executive Officer and Chief
Financial Officer have concluded that, as of the end of such period, AmCOMP's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AmCOMP in the reports that it files or submits under the Exchange
Act and are effective in ensuring that information required to be disclosed by
AmCOMP in the reports that it files or submits under the Exchange Act is accumulated and communicated to AmCOMP's management, including AmCOMP's Chief
Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At AmCOMP's Annual Meeting of Stockholders held on May 30, 2007:

      The following persons were elected as directors with the following votes:

                                                     Total Votes
                                Total Votes for     Withheld From
               Name                Director            Director
      -----------------------  ------------------  ----------------
      Fred R. Lowe                12,354,118           670,368
      Debra Cerre-Ruedisili       12,627,818           396,668
      Sam A. Stephens             12,581,844           442,642
      Paul B. Queally             12,560,444           464,042
      Donald C. Stewart           12,847,268           177,218
      Spencer L. Cullen, Jr.      12,918,438           106,048

      The ratification of the appointment of Johnson Lambert & Co. LLP as independent auditors was approved with the following votes:

                       FOR                12,927,289
                       AGAINST                97,197
                       ABSTAIN                     -

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
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.

  *32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.

  *99.1   Press Release of AmCOMP  Incorporated  dated August 8, 2007 announcing results of operations  and financial  condition for its second quarter ended June 30, 2007.

*Filed herewith.

                                    SIGNATURES

      Pursuant  to the  requirements  of  section  13 or 15(d) of the  Securities
Exchange Act of 1934, as amended,  the  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of North Palm Beach, State of Florida on the day of August 9, 2007.

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
                                      Fred R. Lowe
                                      President and Chief Executive Officer

                                  By: /s/ Kumar Gursahaney
                                      ------------------------------------------
                                      Kumar Gursahaney
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer (principal financial
                                      and accounting officer)

