Form 10-Q
period 2007-09-30
AMCOMP INC /FL
filed 2007-11-08
CIK 1009667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-51767

                               ------------------

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

                               ------------------

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

                              Yes |_|     No |X|

As of November 6, 2007, the registrant had 15,399,364 shares of common stock outstanding.

================================================================================

                               AMCOMP INCORPORATED

                                      INDEX

PART I.......................................................................2

  Item 1.  Financial Statements..............................................2
  Item 2.  Management's Discussion and Analysis of Financial Condition

                                       i

                                                       PART I

ITEM 1.  FINANCIAL STATEMENTS

                                        AMCOMP INCORPORATED AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                               (AMOUNTS IN THOUSANDS)

                                                                                        September 30,  December 31,
                                                                                           2007            2006
                                                                                        ------------   ------------
                                                                                        (Unaudited)
ASSETS
Investments:
    Fixed maturity securities available-for-sale at fair value
    (amortized cost of $356,228 in 2007and $349,487 in 2006)                             $ 354,506      $ 345,318
    Fixed maturity securities held-to-maturity at amortized cost
    (fair value of $89,276 in 2007 and $75,933 in 2006)                                     89,876         76,198
                                                                                         ---------      ---------
Total investments                                                                          444,382        421,516
Cash and cash equivalents                                                                    5,886         15,259
Accrued investment income                                                                    4,630          5,120
Premiums receivable - net                                                                   98,691        106,270
Assumed reinsurance premiums receivable                                                      1,756          1,822
Reinsurance recoverable:
    On paid losses and loss adjustment expenses                                              2,354          3,064
    On unpaid losses and loss adjustment expenses                                           66,505         72,296
Prepaid reinsurance premiums                                                                   826          3,326
Deferred policy acquisition costs                                                           21,243         20,749
Property and equipment - net                                                                 3,431          2,705
Income taxes recoverable                                                                      --            3,102
Deferred income taxes - net                                                                 21,372         21,613
Goodwill                                                                                     1,260          1,260
Other assets                                                                                 6,155          6,395
                                                                                         ---------      ---------
TOTAL ASSETS                                                                             $ 678,491      $ 684,497
                                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy reserves and policyholders' funds:
    Unpaid losses and loss adjustment expenses                                           $ 323,004      $ 334,363
    Unearned and advance premiums                                                          113,429        115,218
    Policyholder retention dividends payable                                                10,032          8,504
                                                                                         ---------      ---------
         Total policy reserves and policyholders' funds                                    446,465        458,085
Reinsurance payable                                                                            261          3,774
Accounts payable and accrued expenses                                                       32,901         39,416
Notes payable                                                                               36,911         38,250
Income tax payable                                                                           1,519           --
Other liabilities                                                                            4,774          5,684
                                                                                         ---------      ---------
TOTAL LIABILITIES                                                                          522,831        545,209
                                                                                         ---------      ---------

STOCKHOLDERS' EQUITY
Common stock (par value $.01; 45,000 authorized shares; 15,904 in
2007 and 15,893 in 2006 issued; 15,535 in 2007 and 15,758 in 2006 outstanding)                 158            158
Additional paid-in capital                                                                  74,597         73,952
Retained earnings                                                                           84,413         67,990
Accumulated other comprehensive loss (net of deferred taxes of $639
in 2007 and $1,553 in 2006)                                                                 (1,075)        (2,613)
Treasury stock (369 shares in 2007 and 135 in 2006)                                         (2,433)          (199)
                                                                                         ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                                 155,660        139,288
                                                                                         ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 678,491      $ 684,497
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

                                  AMCOMP INCORPORATED AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended         Nine Months Ended
                                           ------------------------------------------------------------
                                           September 30,   September 30,   September 30,   September 30,
                                                2007           2006            2007            2006
                                           ------------    ------------    -------------   -------------
Revenue:
  Net premiums earned                        $  58,064      $  68,107       $ 172,701       $ 202,465
  Net investment income                          5,097          4,508          14,900          12,779
  Net realized investment losses                  (255)           (97)           (467)           (294)
  Other income                                      55             54             103             245
                                             ---------      ---------       ---------       ---------
      Total revenue                             62,961         72,572         187,237         215,195

Expenses:
  Losses and loss adjustment expenses           31,793         41,187          92,899         119,236
  Dividends to policyholders                        49          2,768           8,647           8,011
  Underwriting and acquisition expenses         19,369         20,510          57,415          61,709
  Interest expense                                 922            911           2,777           2,617
                                             ---------      ---------       ---------       ---------
      Total expenses                            52,133         65,376         161,738         191,573
                                             ---------      ---------       ---------       ---------

Income before income taxes                      10,828          7,196          25,499          23,622
Income tax expense                               3,952          2,872           9,076           8,316
                                             ---------      ---------       ---------       ---------

Net income                                   $   6,876      $   4,324       $  16,423       $  15,306
                                             =========      =========       =========       =========

Earnings per common share - basic            $    0.44      $    0.28       $    1.04       $    1.09
                                             =========      =========       =========       =========

Earnings per common share - diluted          $    0.44      $    0.28       $    1.04       $    1.04
                                             =========      =========       =========       =========

                             See notes to consolidated financial statements.

                                                AMCOMP INCORPORATED AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (2007 UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                       Accumulated
                                                      Convertible    Additional                           Other
                                           Common      Preferred      Paid-in    Treasury   Retained  Comprehensive  Stockholders'
                                            Stock    Stock Series A   Capital      Stock    Earnings  Income (Loss)     Equity
                                          ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005              $      54    $  23,098     $     536  $    (199) $  51,428   $  (2,936)     $  71,981
                                          ---------    ---------      ---------  ---------  ---------   ---------      ---------

Net income                                     --           --            --         --       16,562        --           16,562

Net unrealized gain on investments
(net of  tax expense of $121)                  --           --            --         --         --           323            323
                                                                                                                       ---------
Comprehensive income                           --           --            --         --         --          --           16,885

Conversion of Series A Preferred into
Common Stock                                     42      (23,098)       23,056       --         --          --             --

Stock issued during initial public
offering (net of offering costs of $2,341)       60         --          47,912       --         --          --           47,972

Stock option compensation expense              --           --             545       --         --          --              545

Stock option exercise                             2         --           1,826       --         --          --            1,828

Tax benefit on stock options                   --           --              77       --         --          --               77
                                          ---------    ---------      ---------  ---------  ---------   ---------      ---------

BALANCE AT DECEMBER 31, 2006                    158         --          73,952       (199)    67,990      (2,613)       139,288

Net income                                     --           --            --         --       16,423        --           16,423

Net unrealized gain on investments (net
of tax expense of $910)                        --           --            --         --         --         1,538          1,538
                                                                                                                       ---------
Comprehensive income                           --           --            --         --         --          --           17,961

Stock option compensation expense              --           --             543       --         --          --              543

Stock option exercise                          --           --              98       --         --          --               98

Tax benefit on stock options                   --           --               4       --         --          --                4

Purchase of treasury stock (234 shares)        --           --            --       (2,234)      --          --           (2,234)

                                          ---------    ---------      ---------  ---------  ---------   ---------      ---------
BALANCE AT SEPTEMBER 30, 2007             $     158    $    --       $  74,597  $  (2,433) $  84,413   $  (1,075)     $ 155,660
                                          ---------    ---------      ---------  ---------  ---------   ---------      ---------

                                           See notes to consolidated financial statements

                                         AMCOMP INCORPORATED AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                 Nine Months Ended
                                                                                            ---------------------------
                                                                                            September 30, September 30,
                                                                                                2007          2006
                                                                                            ------------  -------------
Operating Activities
     Net income                                                                               $ 16,423      $ 15,306
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                          1,201         1,302
          Amortization of investment premiums/discounts                                          1,252         1,936
          Excess tax benefits from stock option exercise                                           (12)         --
          Stock option expense                                                                     543           363
          Provision for deferred income taxes                                                     (669)       (1,568)
          Net loss on investments                                                                  467           294
          Loss on sale of property and equipment                                                    16            15
          Policy acquisition costs deferred                                                    (33,755)      (39,940)
          Policy acquisition costs amortized                                                    33,261        36,857
     Change in operating assets and liabilities:
          Accrued investment income                                                                490          (583)
          Premiums receivable                                                                    7,579        (7,333)
          Reinsurance balances                                                                   5,554        13,532
          Other assets                                                                             240           733
          Unpaid losses and loss adjustment expenses                                           (11,359)       15,451
          Unearned and advance premiums and policyholder deposits                               (1,789)        7,266
          Policyholder retention dividends payable                                               1,528         1,759
          Accounts payable and accrued expenses                                                 (6,515)       (1,735)
          Income tax recoverable/payable                                                         4,625         1,627
          Other liabilities                                                                     (1,698)       (1,390)
                                                                                              --------      --------
                 Net cash provided by operating activities                                      17,382        43,892

Investing Activities:
    Securities available-for-sale:
          Purchases                                                                            (76,683)      (75,627)
          Sales and maturities                                                                  68,245        20,063
    Securities held-to-maturity:
          Purchases                                                                            (23,934)      (36,891)
          Redemptions and maturities                                                            10,235         6,750
    Purchases of property and equipment                                                         (1,026)       (1,150)
    Sale of property and equipment                                                                  10            17
    Regulatory restricted deposit                                                                 --              10
                                                                                              --------      --------
                  Net cash used in investing activities                                        (23,153)      (86,828)

Financing Activities:
    Proceeds from initial public offering, net of offering costs of $2,341                        --          47,972
    Purchase of treasury stock                                                                  (2,234)         --
    Proceeds from stock option exercise                                                             98          --
    Excess tax benefits from stock option exercise                                                  12          --
    Payment on capital lease                                                                      (139)         --
    Payment of note payable                                                                     (1,339)       (1,340)
                                                                                              --------      --------
                  Net cash (used in) provided by financing activities                           (3,602)       46,632
                                                                                              --------      --------

Net (decrease) increase in cash and cash equivalents                                            (9,373)        3,696

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  15,259        11,089
                                                                                              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  5,886      $ 14,785
                                                                                              ========      ========

Supplemental Cash Flow Data:
    Cash paid- interest                                                                       $  2,788      $  2,593
                                                                                              ========      ========
    Cash paid- income taxes                                                                   $  5,243      $  8,280
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

      NEW ACCOUNTING PRONOUNCEMENTS -- In July 2006, the Financial Accounting
Standards Board ("FASB") issued an interpretation of FASB Statement No. 109,
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109,
ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The
Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the Company on January 1, 2007. As of the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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
Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation. As a result of the adoption of SFAS No. 123R, the Company recognized approximately $0.2 million of stock option compensation expense for the three months ended September 30, 2007 and 2006, and $0.5 million for the nine months ended September 30, 2007and 2006.
The related tax benefit was less than $0.1 million in the three and nine months ended September 30, 2007. As of September 30, 2007, total unrecognized compensation expense related to non-vested stock options was approximately $1.4 million. This cost is expected to be recognized over the weighted average period of 2.2 years.

      A summary of the Company's stock option activity for the three and nine months ended September 30, 2007 and 2006 is as follows:

                                 Three Months Ended     Three Months Ended     Nine Months Ended       Nine Months Ended
                                  September 30,2007      September 30, 2006    September 30, 2007     September 30, 2006
                               ---------------------- ---------------------- ---------------------- -----------------------
                                     Employees,             Employees,            Employees,             Employees,
                                   Directors, and         Directors, and        Directors, and         Directors, and
                                     Executives             Executives            Executives             Executives
                                 Average                Average                Average                Average
                                 Exercise    Number     Exercise    Number     Exercise     Number    Exercise     Number
                                  Price    of Shares     Price     of Shares    Price     of Shares    Price      of Shares
                               ---------- ----------- ---------- ----------- ---------- ----------- ----------- -----------
Outstanding-beginning balance     $ 9.37   1,011,059     $ 9.98    1,418,069    $10.08    1,221,558    $11.12       645,579
    Granted                         --          --         --           --       10.66       54,737      9.03       818,442
    Exercised                       --          --         --           --        8.98      (10,914)     9.32       (43,660)
    Forfeited                       9.19     (12,807)      8.89         (104)     9.05      (47,191)     8.89          (132)
    Expired                         9.00        (381)      8.89         (310)    13.70     (220,319)     9.26        (2,574)
                               ---------- ----------- ---------- ----------- ---------- ----------- ----------- -----------
Outstanding-ending balance        $ 9.37     997,871     $ 9.98    1,417,655    $ 9.37      997,871    $ 9.98     1,417,655

      As of September 30, 2007 and 2006 options to purchase 386,793 shares and
556,602 shares, respectively, were exercisable. The weighted average remaining contractual life of the exercisable options was 2.1 years and 0.6 years as of
September 30, 2007 and 2006, respectively. The per-share weighted average grant date fair value of options granted in the nine months ended September 30, 2007 and 2006 was $3.78 and $3.43, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations for the nine months ended September 30, 2007: zero expected dividend yield, 4.63% risk-free interest rate, 5 year expected life, and 30.3%
volatility. For the nine months ended September 30, 2006 the following assumptions were used: zero expected dividend yield, 4.56% risk-free interest rate, 5 year expected life, and 28.2% volatility. The expected life was based on historical exercise behavior and the contractual life of the options. Due to unavailability of historical company information, volatility was based on average volatilities of similar entities for the appropriate period. Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees. The weighted-average grant date fair value of options vesting during the nine months ending September 30, 2007 and 2006 was $2.84 and
$1.48, respectively. As of September 30, 2007 the aggregate intrinsic value of options outstanding and options exercisable was approximately $0.8 million and
$0.3 million, respectively. The total aggregate intrinsic value of options exercised during the nine months ending September 30, 2007 was less than $0.1 million.

Summary information for option awards expected to vest is as follows:

                                               Options Outstanding
                              ---------------------------------------------------------
                                                Weighted
                                   Number        Average     Weighted
                                Outstanding     Remaining     Average
                                At September   Contractual   Exercise     Aggregate
Range of Exercise Prices          30, 2007        Life         Price    Intrinsic Value
---------------------------------------------------------------------------------------
 $0.00-$8.99                       84,942         0.29       $    8.83      $ 89,009
  9.00-9.99                       747,327         3.25            9.02       643,357
 10.00-14.00                      123,527         2.59           11.98          --
                              ---------------------------------------------------------
                                  955,796         2.90       $    9.38      $732,366
                              =========================================================

Summary information for total outstanding option awards is as follows:

                                          Options Outstanding               Options Exercisable
                             -------------------------------------------   --------------------------
                                                Weighted
                                   Number        Average     Weighted         Number      Weighted
                                Outstanding     Remaining     Average       Exercisable    Average
                                At September   Contractual   Exercise      At September   Exercise
Range of Exercise Prices          30, 2007        Life         Price         30, 2007       Price
------------------------------------------------------------------------   --------------------------
 $0.00-$8.99                       84,942         0.29       $    8.83        84,942      $    8.83
  9.00-9.99                       784,818         3.26            9.02       242,276           9.04
 10.00-14.00                      128,111         2.65           11.93        59,575          13.46
                             -------------------------------------------   --------------------------
                                  997,871         2.93       $    9.37       386,793      $    9.68
                             ===========================================   ==========================

      In the event that currently outstanding options are exercised, the Company intends to either issue treasury shares to the extent available, or new shares as necessary.

3.    ASSESSMENTS

      GUARANTY FUND ASSESSMENTS-- Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. The
Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the
Company estimates the potential future assessment in the absence of an actual assessment. Guaranty fund assessment expenses were $0.1 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and ($0.4)
million, and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. The Company has deferred approximately $1.2 million as of
September 30, 2007 and December 31, 2006, related to guaranty fund assessments, which is included in deferred policy acquisition costs. Maximum contributions required by law in any one state in which we offer insurance vary between 0.3%
and 2.0% of direct premiums written.

      SECOND INJURY FUND ASSESSMENTS AND RECOVERIES -- Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers' compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury. The source of these funds is an assessment charged to workers' compensation insurance carriers doing business in such states. Assessments are based on paid losses or premium surcharge mechanisms. Several of the states in which we operate maintain second injury funds with material assessments. The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned. Second Injury Fund Assessment expense was ($0.8 million) for the three months ended September 30, 2007, and $2.0 million and
$3.0 million for the nine months ended September 30, 2007 and 2006, respectively. The Company has deferred approximately $1.7 million and $1.8 million as of September 30, 2007 and December 31, 2006, respectively, related to second injury fund assessments, which is included in deferred policy acquisition costs.

      The Company submits claims to the appropriate state's second injury fund for recovery of applicable claims paid on behalf of the Company's insured's.
Because of the uncertainty of the collectibility of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the second injury funds were approximately $1.7 million, and $1.1 million in the nine months ended September
30, 2007 and 2006, respectively.

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

      OTHER ASSESSMENTS-- Various other assessments are levied by states in which the Company transacts business, and are primarily based on premiums written or collected in the applicable state. The total expense related to these assessments were $0.3 and $0.4 million for the three months ended September 30,
2007 and 2006 respectively, and $0.7 million, and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The Company has deferred approximately $0.3 million as of September 30, 2007, and December 31, 2006, respectively, related to these assessments, which are included in deferred policy acquisition costs.

4.    INVESTMENTS

      The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at September 30, 2007 (in thousands):

                                                                              Gross          Gross
                                                           Amortized        Unrealized     Unrealized
                                                              Cost            Gains          Losses        Fair Value
                                                         --------------- --------------- -------------- ---------------
Available-for-sale securities at September 30, 2007:
  U.S. Treasury securities                                   $ 29,894       $    850        $    193        $ 30,551
  Agency                                                       42,295            196             134          42,357
  Municipalities                                               84,664            156             576          84,244
  Corporate debt securities                                   172,541            211           2,304         170,448
  Mortgage-backed securities                                   26,834            250             178          26,906
                                                             --------       --------        --------        --------
Total fixed maturity securities                              $356,228       $  1,663        $  3,385        $354,506
                                                             ========       ========        ========        ========

Held-to-maturity securities at September 30, 2007:
                                                             --------       --------        --------        --------
  Mortgage-backed securities                                 $ 89,876       $    166        $    766        $ 89,276
                                                             ========       ========        ========        ========

    The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at
September 30, 2007 are summarized by maturity as follows (in thousands):

                                       Available-for-sale                 Held-to-maturity
                                 --------------- ---------------    --------------- --------------
                                   Amortized                          Amortized
                                      Cost         Fair Value            Cost        Fair Value
                                 --------------- ---------------    --------------- --------------
Years to maturity:
  One or less                       $ 54,392        $ 54,175            $   --          $   --
  After one through five             142,576         141,045                --              --
  After five through ten             111,969         111,088                --              --
  After ten                           20,457          21,292                --              --
  Mortgage-backed securities          26,834          26,906              89,876          89,276
                                    --------        --------            --------        --------
Total                               $356,228        $354,506            $ 89,876        $ 89,276
                                    ========        ========            ========        ========

      The foregoing data is based on the stated maturities of the securities.
Actual maturities may differ as borrowers may have the right to call or prepay obligations.

      At September 30, 2007 and December 31, 2006, bonds with an amortized cost of $13.2 million and a fair value of $14.0 million, were on deposit with various states' departments of insurance in accordance with regulatory requirements.
Additionally, at September 30, 2007 and December 31, 2006, bonds with an amortized cost of $6.5 million and $6.0 million and a fair value of $6.5 million and $5.9 million, respectively, were held in a reinsurance trust for the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

      Major categories of the Company's net investment income for the three and nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

                                                 Three Months Ended                     Nine Months Ended
                                        ------------------ ------------------ ------------------ -------------------
                                          September 30,      September 30,      September 30,      September 30,
                                              2007               2006               2007                2006
                                        ------------------ ------------------ ------------------ -------------------
Income:
   Fixed maturity securities                 $  5,176          $  4,454            $ 15,068            $ 12,355
   Cash and cash equivalents                      138               252                 486               1,032
                                             --------          --------            --------            --------
   Investment income                            5,314             4,706              15,554              13,387
   Investment expenses                           (217)             (198)               (654)               (608)
                                             --------          --------            --------            --------
Net investment income                        $  5,097          $  4,508            $ 14,900            $ 12,779
                                             ========          ========            ========            ========

      Proceeds from the sale of available-for-sale fixed maturity securities during the nine months ended September 30, 2007 and 2006 were $13.7 million and
$1.9 million, respectively. Gross losses of $0.4 million and $0.1 million, respectively, were realized on those sales.

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

  The following table summarizes, for all fixed maturity securities in an unrealized loss position at September 30, 2007 the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

                                                       Unrealized      Number of
                                       Fair Value        Losses          Issues
                                     --------------- --------------- ---------------
Less than 12 months:
  U.S. Treasury securities               $   --          $   --              --
  Agency                                     --              --              --
  Municipalities                           14,542             (97)              6
  Corporate debt securities                25,916            (335)              9
  Mortgage-backed securities               52,475            (279)             20
                                         --------        --------        --------
Total                                    $ 92,933        $   (711)             35
                                         ========        ========        ========

Greater than 12 months:
  U.S. Treasury securities               $ 17,018        $   (193)             18
  Agency                                   16,935            (134)             13
  Municipalities                           36,976            (479)             27
  Corporate debt securities               115,430          (1,969)             80
  Mortgage-backed securities               24,373            (665)             20
                                         --------        --------        --------
Total                                    $210,732        $ (3,440)            158
                                         ========        ========        ========

Total fixed maturity securities:
  U.S. Treasury securities               $ 17,018        $   (193)             18
  Agency                                   16,935            (134)             13
  Municipalities                           51,518            (576)             33
  Corporate debt securities               141,346          (2,304)             89
  Mortgage-backed securities               76,848            (944)             40
                                         --------        --------        --------
Total fixed maturity securities          $303,665        $ (4,151)            193
                                         ========        ========        ========

      At September 30, 2007, there were no investments in fixed maturity securities with individual material unrealized losses. Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

5.    UNPAID LOSSES AND LAE

      The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses ("LAE"), reported in the accompanying consolidated balance sheets (in thousands):

                                                                                    Nine Months            Twelve Months
                                                                                       Ended                   Ended
                                                                                   September 30,           December 31,
                                                                                       2007                    2006
                                                                                --------------------------------------------
                                                                                          (Dollars in thousands)
Unpaid losses and LAE, gross of related reinsurance recoverables, at
  beginning of period                                                                $ 334,363               $ 309,857
Less reinsurance recoverables on unpaid losses and LAE at beginning
  of period                                                                             72,296                  78,659
                                                                                     ---------               ---------
Unpaid losses and LAE, net of related reinsurance recoverables, at
  beginning of the period                                                              262,067                 231,198
                                                                                     ---------               ---------

Add provision for losses and LAE, net of reinsurance, occurring in:
          Current period                                                               123,604                 177,841
          Prior periods                                                                (30,705)                (14,171)
                                                                                     ---------               ---------
Incurred losses during the current period, net of reinsurance                           92,899                 163,670
                                                                                     ---------               ---------

Deduct payments for losses and LAE, net of reinsurance, occurring in:
          Current period                                                                32,734                  56,448
          Prior periods                                                                 65,733                  76,353
                                                                                     ---------               ---------
Payments for losses and LAE during the current period, net of reinsurance               98,467                 132,801
                                                                                     ---------               ---------

Unpaid losses and LAE, net of related reinsurance recoverables, at
  end of period                                                                        256,499                 262,067
Reinsurance recoverable on unpaid losses and LAE at end of period                       66,505                  72,296
                                                                                     ---------               ---------
Unpaid losses and LAE, gross of related reinsurance recoverables, at
  end of period                                                                      $ 323,004               $ 334,363
                                                                                     =========               =========

      The Company's estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the nine months ended
September 30, 2007 and the year ended December 31, 2006 by $30.7 million and
$14.2 million, respectively, as a result of actual loss development emerging more favorably than expected. Excluding business assumed from state mandated pools, the redundancy in the nine months ended September 30, 2007 was attributable to prior year reserve decreases in Florida ($14.1 million),
Tennessee ($4.4 million), Indiana ($2.9 million), Wisconsin ($2.7 million),
South Carolina ($2.5 million), Texas ($2.1 million), North Carolina ($1.4 million) and less significant decreases in several other states. The accident years with the largest redundancies were 2006 ($11.0 million), 2005 ($10.7 million), and 2004 ($6.0 million). Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company's loss and LAE.

6.    COMMITMENTS AND CONTINGENCIES

      During the second quarter 2007, the Company accrued $4.1 million for estimated additional Florida dividends based on its statutory underwriting results pursuant to Florida Statute 627.215 and applicable regulations ("Florida excessive profits"). AmCOMP's ultimate liability will be based on its premiums earned, loss reserves and expenses complied in accordance with the statute and regulations. In the current quarter, the Florida excessive profits dividend accrual which was booked in the previous quarter was reversed based upon the
Company's analysis of new and additional information received by management during the current quarter. After consultation with regulatory legal counsel, it has been determined by management, based upon management's assessment of the current position of the Florida Office of Insurance Regulation, that certain additional expense categories which have not been previously included as expenses in the Company's prior Florida excessive profits filings with the
Florida Office of Insurance Regulation, are, in fact, deductible expenses under
Florida law for purposes of determining Florida excessive profit dividends. The re-evaluation of the previous calculation of potential Florida excessive profits, utilizing such additional expense categories, has resulted in the reversal of the prior quarter's accrual.

      LITIGATION --AmCOMP along with AmCOMP Preferred and AmCOMP Assurance are collectively defendants in identical actions commenced in Pennsylvania and
Florida courts by the Insurance Commissioner of Pennsylvania, acting in the capacity as liquidator of Reliance Insurance Company. The complaints in those actions allege that preferential payments were made by Reliance Insurance
Company under the formerly existing reinsurance agreement with AmCOMP Preferred and AmCOMP Assurance and seek damages in the amount of approximately $2.3 million. AmCOMP, along with AmCOMP Preferred and AmCOMP Assurance, has made various motions addressed to these complaints. The Company, based on the advice of counsel, believes that it has a variety of factual and legal defenses, including, but not limited to a right of offset related to the statement of claim filed by the Company and Preferred in the Reliance Insurance Company
liquidation proceeding for the recovery of approximately $8.2 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims are uncertain, the Company had accrued liabilities of $1.2 million as of September 30, 2007 and December 31, 2006 related to those matters.

      The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and LAE reserves.

7.    NOTES PAYABLE

      On October 12, 2000, the Company entered into a credit facility (the
"Loan") with a financial institution under which the Company borrowed $11.3 million. The Loan calls for monthly interest payments at the 30-day London
Interbank Offered Rate ("LIBOR") plus a margin. The expiration date on the loan is April 10, 2010. The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP
Preferred. During 2003, the remaining balance of the Loan was refinanced and the
Company borrowed an additional $5.5 million. At September 30, 2007 and December
31, 2006, the principal balance was $4.9 million and $6.3 million respectively.
The interest rate was 7.3% at September 30, 2007. Interest paid during the nine months ending September 30, 2007 and 2006 totaled $0.4 million.

      The Loan contains various restrictive covenants and certain financial covenants. At September 30, 2007, the Company was in compliance with all restrictive and financial covenants.

      On April 30, 2004, AmCOMP Preferred issued a $10 million surplus note in return for $10 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction. The note matures in 30 years and is callable by the Company after five years. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the nine months ending September 30, 2007 and 2006 totaled $0.7 million. Interest accrued as of September 30, 2007 and December 31, 2006 was $0.1 million.

      On May 26, 2004, AmCOMP Preferred issued a $12 million surplus note, in return for $12 million in cash, to ICONS, Inc., as part of a pooled transaction.
The note matures in 30 years and is callable by the Company after five years.
The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the nine months ending September 30, 2007 and 2006 totaled $0.9 million and $0.8 million, respectively. Interest unpaid as of September 30, 2007 and December 31, 2006 was
$0.1 million.

      On September 14, 2004, AmCOMP Preferred issued a $10 million surplus note, in return for $10 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction. The note matures in approximately 30 years and is callable by the Company after approximately five years. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the nine months ending September 30, 2007 and 2006 totaled $0.7 million. Interest unpaid as of September 30, 2007 and
December 31, 2006 was $41,000 and $39,000, respectively.

8.    FEDERAL AND STATE INCOME TAXES

      Effective January 1, 2007, the Company adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. As of the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three and nine months ended September 30, 2007 was less than $0.1 million and $0.1 million, respectively. Tax related interest accrued as of September 30, 2007, and
December 31, 2006 was $0.5 million and $0.4 million, respectively. Tax years
2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

      Significant components of income tax for the three and nine months ended
September 30, 2007 and 2006 are as follows (in thousands):

                                                     Three Months Ended                       Nine Months Ended
                                             ------------------ -----------------    ------------------ ------------------
                                               September 30,     September 30,         September 30,      September 30,
                                                   2007               2006                 2007               2006
                                             ------------------ -----------------    ------------------ ------------------
Current expense
  Federal                                          $ 2,825          $ 2,788                 8,838             $ 8,919
  State                                                 47              335                   720                 965
                                                   -------          -------               -------             -------
    Total current tax expense                        2,872            3,123                 9,558               9,884
Deferred expense (benefit)
  Federal                                            1,004             (577)                 (407)             (1,469)
  State                                                 76              326                   (75)                (99)
                                                   -------          -------               -------             -------
    Total deferred tax expense (benefit)             1,080             (251)                 (482)             (1,568)
                                                   -------          -------               -------             -------
Income tax expense                                 $ 3,952          $ 2,872               $ 9,076             $ 8,316
                                                   =======          =======               =======             =======

      The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

                                           Three Months Ended                         Nine Months Ended
                                 ---------------------------------------    ------------------- -------------------
                                   September 30,       September 30,          September 30,       September 30,
                                        2007                2006                   2007                2006
                                 ---------------------------------------    ---------------------------------------
Income tax at statutory rate      $ 3,790    35.0%    $ 2,518     35.0%       $ 8,925    35.0%    $ 8,268    35.0%
Permanent differences:
  State income taxes                  (16)   (0.1)        170      2.4            323     1.3         562     2.4
  Tax-exempt interest                (338)   (3.1)       (259)    (3.6)          (967)   (3.8)       (677)   (2.9)
  Non-deductible meals and
    entertainment                     180     1.7          22      0.3            324     1.3         178     0.8
  Change in deferred tax rate        --       --         --        --            --       --         (513)   (2.2)
  Non-deductible option
    expense                            35     0.3          37      0.5            110     0.4          95     0.4
  Provision to return
    adjustment                        274     2.5         282      3.9            279     1.1         282     1.2
  Other expense--net                   27     0.2         102      1.4             82     0.3         121     0.5
                                  -------    ----     -------     ----        -------    ----     -------    ----
Income tax expense                $ 3,952    36.5%    $ 2,872     39.9%       $ 9,076    35.6%    $ 8,316    35.2%
                                  =======    ====     =======     ====        =======    ====     =======    ====

      The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of September 30, 2007 and December 31, 2006 are presented below (in thousands):

                                        September 30,      December 31,
                                            2007              2006
                                       ---------------   ---------------
Deferred tax assets:
  Loss and LAE reserve adjustments        $ 13,319           $ 13,551
  Unearned and advance premiums              8,298              8,112
  Allowance for bad debts                      918              1,531
  Policyholder dividends                     3,739              3,170
  FAS 115 unrealized losses                    639              1,553
  Deferred compensation                        719                650
  Assessments                                  176               --
  Disallowed capital losses                    513                326
  Other                                      1,273                689
                                          --------           --------
   Total deferred tax assets                29,594             29,582
Deferred tax liabilities:
  Deferred policy acquisition expenses      (7,918)            (7,734)
  Other                                       (304)              (235)
                                          --------           --------
   Total deferred tax liabilities           (8,222)            (7,969)
                                          --------           --------
   Net deferred tax assets                $ 21,372           $ 21,613
                                          ========           ========

9.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                              Three Months Ended                  Nine Months Ended
                                                      ----------------- ----------------- ----------------- -----------------
                                                       September 30,     September 30,     September 30,     September 30,
                                                            2007              2006              2007              2006
                                                      ----------------- ----------------- ----------------- -----------------
Numerator:
  Net income attributable to common stockholders           $ 6,876           $ 4,324           $16,423           $15,306
                                                           =======           =======           =======           =======
Denominator:
   Weighted-average shares outstanding
     (denominator for basic earnings per share)             15,716            15,562            15,748            14,067
   Plus effect of dilutive securities:
           Convertible preferred stock                        --                --                --                 614
           Employee stock options                                3                17                 9                11
                                                           -------           -------           -------           -------
   Weighted-average shares and assumed conversions
     (denominator for diluted earnings per share)           15,719            15,579            15,757            14,692
                                                           -------           -------           -------           -------
Basic earnings per share                                   $  0.44           $  0.28           $  1.04           $  1.09
                                                           =======           =======           =======           =======
Diluted earnings per share                                 $  0.44           $  0.28           $  1.04           $  1.04
                                                           =======           =======           =======           =======

      For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, outstanding employee stock options of
912,929, 1,134,979, 869,269 and 1,134,979 respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

      All share and per share amounts in the consolidated financial statements have been restated to give effect to the 1-for-2.2904 reverse common stock split effected by AmCOMP on February 6, 2006. The stock split was effected as a stock dividend.

10.   REGULATORY EVENTS

      The National Council on Compensation Insurance ("NCCI") submitted its annual workers' compensation rate filing to the Florida Office of Insurance
Regulation (the "Florida OIR"), which called for a statewide average 16.5% rate decrease. Significant declines in claim frequency and an improvement in loss development since the legislature enacted the 2003 reforms are the two main reasons for the proposed premium level decrease. On October 23, 2007, the OIR issued an order requesting that NCCI make an amended filing for an overall workers' compensation rate decrease of 18.4%. The new rates will apply to all new and renewal policies as of January 1, 2008. The effect of the approved decrease cannot currently be ascertained.

      On March 19, 2007, the Company received a Notice of Intent to Issue Order to Return Excessive Profit signed March 14, 2007 (the "Notice") from the Florida
Office of Insurance Regulation (the "Florida OIR"). The Notice indicates on a preliminary basis that Florida OIR proposes to make a finding, following its review of data submitted by the Company on July 1, 2006 for accident years 2002,
2003 and 2004, that Florida excessive profits (as defined in Florida Statute
Section 627.215) in the amount of $5,663,805 have been realized by the Company.
Florida excessive profits under the statute are required to be returned to policyholders under methods defined in the statute. Upon receipt of the Notice, and upon further review by the Company of the data previously submitted, the
Company amended its filings to the Florida OIR responding to the Notice and amending the deductible expense items that are utilized in the calculation of
Florida excessive profits. These filings amend and increase the expenses the
Company believes are permitted by the statute in calculating Florida excessive profits.

      The Company, through outside regulatory counsel, has submitted its amended filings to Florida OIR for the years 2002, 2003 and 2004. The amended filings report no Florida excessive profits for the reporting periods. In the event
Florida OIR does not agree with the amended filings as submitted by the Company, there would be a disputed issue of material fact and law regarding the calculation of Florida excessive profits. The Company has preserved its right to an administrative hearing under the provisions of the Notice and Florida Statute
Chapter 120 (the Florida Administrative Procedures Act). Under Chapter 120, the
Company is entitled to a DE NOVO proceeding on the issues described above. If the administrative ruling is adverse to the Company, the Company would have further appellate rights to the District Court of Appeal. Management of the
Company believes, in part based on advice from legal counsel, that Florida excessive profits were not, in fact, earned in Florida for the years 2002, 2003, and 2004. As of September 30, 2007, no accrual for Florida excessive profits has been provided for the 2002, 2003 and 2004 years.

11.   SUBSEQUENT EVENTS

      On September 4, 2007, the Company obtained a commitment for a $30 million secured non-revolving line of credit from Regions Bank. Under the terms of the commitment for the loan, the interest rate is a floating rate of 160 basis points over LIBOR. Advances under the commitment will be available for up to two years from the date of closing. Fundings under the commitment will have a seven-year fully amortizing term and can be repaid at any time without penalty.
The loan has no fees associated with it other than a 1/4% non-usage fee per annum pro-rated for the amount of loan principal which is not drawn down by
AmCOMP. Any advances under the line of credit are to be collateralized by the stock of a wholly-owned insurance subsidiary of AmCOMP and certain inter-company surplus notes. The loan is designated for strategic and general corporate purposes. At AmCOMP's request Regions Bank extended the closing date of the commitment through December 31, 2007.

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
FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. OUR
ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER FROM THOSE REFERRED TO HEREIN DUE TO
A NUMBER OF FACTORS, INCLUDING THE RISKS DESCRIBED IN THE SECTIONS ENTITLED
"RISK FACTORS" AND "FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS" AND
ELSEWHERE IN THIS REPORT.

OVERVIEW

      AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and AmCOMP
Assurance, in the workers' compensation insurance business. Our long-term source of consolidated earnings is principally the income from our workers'
compensation insurance business and investment income from our investment portfolio. Workers' compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment. We are licensed as an insurance carrier in 25 states and the
District of Columbia, but currently focus our resources in 17 states that we believe provide the greatest opportunity for near-term profitable growth.

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

      INCOME TAXES

      In July 2006, the Financial Accounting Standards Board ("FASB") issued an interpretation of FASB Statement No. 109, ACCOUNTING FOR UNCERTAINTY IN INCOME
TAXES ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The "more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the
Company on January 1, 2007. As of the adoption date and as of September 30,
2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three and nine months ended September 30,
2007 was less than $0.1 million. Tax years 2003 through 2006 and 2002 through
2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

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

RESULTS OF OPERATIONS

      Financial information relating to our unaudited Consolidated Financial
Results for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

                                          Three Months Ended September 30,               Nine Months Ended September 30,
                                      ------------------------------------------     ------------------------------------------
                                                                     Increase                                      Increase
                                                                    (Decrease)                                    (Decrease)
                                                                    2007 Over                                     2007 Over
                                         2007           2006           2006             2007          2006           2006
                                      ------------------------------------------     ------------------------------------------
                                               (Dollars in thousands)                       (Dollars in thousands)
SELECTED FINANCIAL DATA:
Gross premiums written                 $  52,284      $  65,093       (19.7)%        $ 178,765      $ 219,124       (18.4)%
Net premiums written                      50,927         63,255       (19.5)%          175,962        211,992       (17.0)%
Gross premiums earned                     59,977         70,389       (14.8)%          178,523        210,818       (15.3)%

Net premiums earned                       58,064         68,107       (14.7)%          172,701        202,465       (14.7)%
Net investment income                      5,097          4,508        13.1%            14,900         12,779        16.6%
Net realized investment loss                (255)           (97)     (162.9)%             (467)          (294)      (58.8)%
Other income                                  55             54         1.9%               103            245       (58.0)%
                                          ------         ------       -----            -------        -------       -----
  Total revenue                           62,961         72,572       (13.2)%          187,237        215,195       (13.0)%
                                          ------         ------       -----            -------        -------       -----

Loss and loss adjustment expenses         31,793         41,187       (22.8)%           92,899        119,236       (22.1)%
Policy acquisition expenses               10,042         11,069        (9.3)%           30,724         34,532       (11.0)%
Underwriting and other expenses            9,327          9,441        (1.2)%           26,691         27,177        (1.8)%
Dividends to policyholders                    49          2,768       (98.2)%            8,647          8,011         7.9%
Interest expense                             922            911         1.2%             2,777          2,617         6.1%
Federal and state income taxes             3,952          2,872        37.6%             9,076          8,316         9.1%
                                          ------         ------       -----            -------        -------       -----
Net Income                             $   6,876      $   4,324        59.0%         $  16,423      $  15,306         7.3%
                                          ======         ======       =====            =======        =======       =====

KEY FINANCIAL RATIOS:
Net loss ratio                              54.8%          60.5%                          53.8%          58.9%
Policy acquisition expense ratio            17.3%          16.3%                          17.8%          17.0%
Underwriting and other expense
  ratio                                     16.1%          13.8%                          15.4%          13.4%
                                            ----           ----                           ----           ----
Net combined ratio, excluding
  policyholder dividends                    88.2%          90.6%                          87.0%          89.3%
Dividend ratio                               0.0%           4.1%                           5.0%           4.0%
                                            ----           ----                           ----           ----
Net combined ratio, including
  policyholder dividends                    88.2%          94.7%                          92.0%          93.3%
                                            ====           ====                           ====           ====
Return on equity                            18.2%          13.1%                          15.0%          19.7%
                                            ====           ====                           ====           ====

      GROSS PREMIUMS WRITTEN decreased by $12.8 million, or 19.7% for the three months ended September 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to a decrease in direct premiums. Direct premiums written decreased due to decreases in writings in Florida ($9.1 million), Indiana ($1.7 million), Wisconsin ($0.9 million), and Texas ($0.7 million) combined with other smaller changes. The decrease in Florida premiums is the result of a 15.7% rate decrease in 2007, an 7.9% decline in in-force policies as of September 30, 2007 from September 30, 2006, and a reduction in construction-related payrolls. For all other states with significant changes in direct premiums written, generally, the change in the number of policies is consistent with the change in premiums written. Additionally, the overall average premium per in-force policy decreased 9.1% to $23,689 as of September
30, 2007, from $26,049 as of September 30, 2006.

      Gross premiums written decreased by $40.4 million, or 18.4% for the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to a decrease in direct premiums. Direct premiums written decreased due to decreases in writings in Florida ($34.8 million), Indiana ($5.1 million), Wisconsin ($2.3 million), and Texas ($1.4 million), offset by increases in Illinois ($2.5 million), Georgia ($1.3 million), and Mississippi ($0.9 million), combined with other smaller changes.
The decrease in Florida premiums is the result of the 15.7% rate decrease in
2007, the 8.3% decline in in-force policies as of September 30, 2007 from
September 30, 2006, and a reduction in payrolls. For all other states with significant changes in direct premiums written, generally, the change in the number of policies is consistent with the change in premiums written.

      NET PREMIUMS WRITTEN decreased $12.3 million, or 19.5% for the three months ended September 30, 2007 as compared to the same period in 2006. This decrease is the result of the decrease in gross premiums written, combined with a decrease in ceded premiums written of $0.5 million. The decrease in ceded premiums written is the result a change in the ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis. The ceded reinsurance premium rates and retention in our 2007 excess-of-loss reinsurance treaties were relatively unchanged from the 3.2% of direct premium and $2.0 million of losses, respectively, in the 2006 treaty.

      Net premiums written decreased $36.0 million, or 17.0% for the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease is the result of the decrease in gross premiums written, combined with a decrease in ceded premiums written of $4.3 million. The decrease in ceded premiums written is the result of a change in the ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis.

      GROSS PREMIUMS EARNED decreased $10.4 million, or 14.8% for the three months ended September 30, 2007 as compared to the same period in 2006. This decrease was the direct result of decreases in direct earned premiums, with the largest decreases being in Florida ($7.9 million), Indiana ($1.8 million),
Wisconsin ($0.8 million), and Tennessee ($0.8 million), offset by an increase in
Illinois ($0.7 million), combined with other smaller changes.

      Gross premiums earned decreased $32.3 million, or 15.3% for the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease was primarily the result of decreases in direct earned premiums, with the largest decreases being in Florida ($27.6 million), Indiana ($5.5 million),
Tennessee ($1.7 million), Kentucky ($1.3 million), and Wisconsin ($1.2 million), offset by increases in Illinois ($2.4 million), Georgia ($1.1 million), and
Texas ($1.1 million), combined with other smaller changes.

      NET PREMIUMS EARNED decreased $10.0 million, or 14.7% for the three months ended September 30, 2007 as compared to the same period in 2006. This change is primarily the result of the decrease in gross premiums earned. The change in gross premiums earned was partially offset by a $0.4 million decrease in ceded premiums earned, caused by a decrease in the reinsurance premiums rates from
4.5% of direct premiums on the 2005 treaties to 3.2% on the 2006 and 2007 treaties. As the 2005 treaty was settled on a run-off basis, the rate on the
2005 treaty continued to impact ceded premiums earned in 2006.

      Net premiums earned decreased $29.8 million, or 14.7% for the nine months ended September 30, 2007 as compared to the same period in 2006. This change is primarily the result of the decrease in gross premiums earned. The change in gross premiums earned was partially offset by a $2.5 million decrease in ceded premiums earned, caused by the change in ceded reinsurance premium rates discussed above.

      The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

                           For the Three  Percent of  For the Three  Percent of  For the Nine  Percent of  For the Nine  Percent of
                           Months Ended    Gross      Months Ended     Gross     Months Ended   Gross      Months Ended   Gross
                           September 30,  Premiums    September 30,   Premiums   September 30, Premiums    September 30, Premiums
                               2007        Earned        2006          Earned        2007       Earned         2006       Earned
                           -------------  ----------  -------------  ----------  ------------  ----------  ------------  ----------
                                            (Dollars in thousands)                            (Dollars in thousands)
Gross premiums earned        $  59,977     100.0%      $  70,389       100.0%     $ 178,523     100.0%      $ 210,818     100.0%
Excess reinsurance              (1,913)     (3.2%)        (2,311)       (3.2%)       (5,793)     (3.3%)        (8,384)     (4.0%)
premiums
Quota share reinsurance           --         0.0%             29         0.0%           (29)      0.0%             31       0.0%
premiums
                             ---------      ----       ---------        ----      ---------      ----       ---------      ----
Net premiums earned          $  58,064      96.8%      $  68,107        96.8%     $ 172,701      96.7%      $ 202,465      96.0%
                             =========      ====       =========        ====      =========      ====       =========      ====

      NET INVESTMENT INCOME increased $0.6 million, or 13.1% for the three months ended September 30, 2007 as compared to the same period in 2006. The increase is primarily attributable to an increase in the average balance of invested assets, combined with a small increase in the investment yield-to-maturity to 5.4% at September 30, 2007 from 5.2% at September 30, 2006.
The three month average invested asset balance increased $38.6 million, or 9.6%
from September 30, 2006 to September 30, 2007. The additional funds available for investment were provided by cash generated from operating activities.

      Net investment income increased $2.1 million, or 16.6% for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase is primarily attributable to an increase in the average balance of invested assets.
The nine month average invested asset balance increased $63.5 million, or 17.2%
from September 30, 2006 to September 30, 2007. The additional funds available for investment were provided by $48.0 million of net initial public offering proceeds, and cash provided by operating activities.

      LOSSES AND LOSS ADJUSTMENT EXPENSES decreased $9.4 million, or 22.8% for the three months ended September 30, 2007 as compared to the same period in
2006. Loss and loss adjustment expenses were 54.8% and 60.5% of net premiums earned in the three months ended September 30, 2007 and 2006, respectively.
These changes are the result of a couple of factors. First, reflected in our losses and LAE in three months ended September 30, 2007, is an $11.8 million redundancy, net of reinsurance, for years prior to 2007. Excluding business assumed from state mandated pools, this redundancy was attributable to prior year reserve decreases in Tennessee ($3.5 million), Florida ($2.5 million),
Indiana ($1.6 million), Wisconsin ($0.9 million), North Carolina ($0.8 million), and less significant changes in several other states. The redundancy for the three months ended September 30, 2007 was more than the redundancy of $3.8 million in the three months ended September 30, 2006. This increase in the redundancy was offset by an increase in the current net accident year loss ratio. The current net accident year loss ratio, excluding business assumed from state mandated pools and adjusting and other expense, increased to 67.7% for the nine months ended September 30, 2007 from 66.2% for the six months ended June
30, 2007. In 2006 the current net accident year loss ratio, excluding business assumed from state mandated pools, decreased to 63.6% for the nine months ended
September 30, 2006 from 64.1% for the six months ended June 30, 2006.

      Losses and loss adjustment expenses decreased $26.3 million, or 22.1% for the nine months ended September 30, 2007 as compared to the same period in 2006.
Loss and loss adjustment expenses were 53.8% and 58.9% of net premiums earned in the nine months ended September 30, 2007 and 2006, respectively. Reflected in our losses and LAE for the nine months ended September 30, 2007, is a $30.7 million redundancy, net of reinsurance, for years prior to 2007. Excluding business assumed from state mandated pools and adjusting and other expense, this redundancy was attributable to prior year reserve decreases in Florida ($14.1 million), Tennessee ($4.4 million), Indiana ($2.9 million), Wisconsin ($2.7 million), South Carolina ($2.5 million), Texas ($2.1 million), North Carolina
($1.4 million) and less significant changes in several other states. The accident years with the largest redundancies were 2006 ($11.0 million), 2005
($10.7 million), 2004 ($6.0 million), and 2003 ($1.9 million). The redundancy for the nine months ended September 30, 2007 was more than the redundancy of
$15.7 million in the nine months ended September 30, 2006. The current net accident year loss ratio, excluding business assumed from state mandated pools, increased to 67.7% for the nine months ended September 30, 2007 from 63.6% for the nine months ended September 30, 2006.

      POLICY ACQUISITION EXPENSES decreased $1.0 million, or 9.3% for the three months ended September 30, 2007 as compared to the same period in 2006. Policy acquisition expenses increased to 17.3% from 16.3% of net premiums earned in the three months ended September 30, 2007 and 2006, respectively, due to the increase in the general and administrative component of policy acquisition expenses. The decrease in policy acquisition expense dollars is the result of decreases in net commissions, premium tax expense and assessments, offset by an increase in general and administrative acquisition expenses. The decrease in commissions is due to a decrease in direct commissions of $1.0 million, and assumed commission of $0.2 million, offset by a decrease in ceding commission received of $0.3 million. The decrease in direct commissions resulted from a decrease in direct premiums earned. The decrease in the ceding commission received is the result of receiving no ceding commission on the 2006 and 2007 excess-of-loss reinsurance treaties, compared to the 35% commission received on the 2005 treaty, which was in run-off through 2006. The decrease in premium taxes is the result of a decrease in direct premiums earned . The decrease in assessments is primarily the result of decrease in direct premiums earned and an increase in redundancies. In both the three months ended September 30, 2007 and
2006, the South Carolina Second Disability Trust Fund reduced its rates, resulting in a comparable expense reduction in both periods. The increase in general and administrative acquisition expenses is the result of an increase in employee time spent prior to or at policy initiation.

      Policy acquisition expenses decreased $3.8 million, or 11.0% for the nine months ended September 30, 2007 as compared to the same period in 2006. Policy acquisition expenses were 17.8% and 17.0% of net premiums earned in the nine months ended September 30, 2007 and 2006, respectively. This decrease is primarily the result of decreases in net commissions, and assessments, partially offset by an increase in general and administrative acquisition expenses. The decrease in commissions is due to a decrease in direct commissions of $4.1 million, and assumed commissions of $0.4 million, offset by a decrease in ceding commission received of $1.8 million. The decrease in direct commissions resulted from a decrease in direct premiums earned and a decrease in the commission payable accrual. The decrease in the ceding commission received is the result of receiving no ceding commission on the 2006 and 2007 excess-of-loss reinsurance treaties, compared to the 35% commission received on the 2005 treaty, which was in run-off through 2006. The decrease in assessments is primarily the result of a decrease in direct premiums earned and an increase in redundancies offset by an increase in the Georgia Subsequent Injury Trust Fund assessment which resulted in an additional $1.4 million of expense during the first nine months of 2007. The increase in general and administrative acquisition expenses is the result of an increase in employee time spent prior to or at policy initiation.

      UNDERWRITING AND OTHER EXPENSES decreased $0.1 million, or 1.2% for the three months ended September 30, 2007 as compared to the same period in 2006.
Underwriting and other expenses were 16.1% and 13.8% of net premiums earned in the three months ended September 30, 2007 and 2006, respectively. The dollar amount of expense was relatively flat, while the expense as a percentage of net premiums earned increased, due to the decrease net premiums earned.

      Underwriting and other expenses increased $0.5 million, or 1.8% for the nine months ended September 30, 2007 as compared to the same period in 2006.
Underwriting and other expenses were 15.4% and 13.4% of net premiums earned in the nine months ended September 30, 2007 and 2006, respectively. The increase in underwriting and other expenses is attributable to increases in payroll related expenses ($3.2 million), insurance expense ($0.5 million), and other smaller expense increases, offset by a decrease in bad debt expense ($3.2 million). The increase in payroll is primarily the result of a 3.4% increase in the average number of employees from September 30, 2006 to September 30, 2007, combined with an increase in average pay rates. The increase in the insurance expense is due to an increase in employee insurance, with the greatest increase being for employee health insurance. The increase in the cost of health insurance is the result of an 8% rate increase in 2007 and an increase in the average number of employees for the nine months ended September 30, 2007 over the same period in
2006. The decrease in bad debt expense is due to the reduction in premiums receivable and a refinement of the allowance for bad debt calculation in the current year. The method used to determine the allowance for doubtful accounts was refined to limit the impact that non-cash premium adjustments have on the allowance calculated, as such premium adjustments are already accounted for in the earned but unbilled premium calculation.

      DIVIDENDS TO POLICYHOLDERS decreased $2.7 million, or 98.2% for the three months ended September 30, 2007 as compared to the same period in 2006.
Dividends to policyholders were 0.0% and 4.1% of net premiums earned in the three months ended September 30, 2007 and 2006, respectively. This decrease in the ratio is the result of the reversal of the accrual for Florida excessive profits dividends of $4.1 million, a slight increase in the average premiums on dividend plans in the two states with significant dividends (Florida and
Wisconsin), and a refinement of the dividend accrual calculation. The reversal, in the current quarter, of the Florida excessive profits dividend accrual which was booked in the previous quarter, was based upon the Company's analysis of new and additional information received by management during the current quarter.
After consultation with regulatory legal counsel, it has been determined by management, based upon management's assessment of the current position of the
Florida Office of Insurance Regulation, that certain additional expense categories which have not been previously included as expenses in the Company's prior Florida excessive profits filings with the Florida Office of Insurance
Regulation, are, in fact, deductible expenses under Florida law for purposes of determining Florida excessive profit dividends. The re-evaluation of the previous calculation of potential Florida excessive profits, utilizing such additional expense categories, has resulted in the reversal of the prior quarter's accrual. Excluding Florida excessive profits dividends, the percentage of average direct premiums written in Florida on a dividend plan increased slightly to 41.2% from 39.6% as of September 30, 2007 and 2006, respectively.
The percentage of average direct premiums written in Wisconsin on a dividend plan increased to 90.0% from 86.5% as of September 30, 2007 and 2006, respectively. Additionally, during the third quarter of 2007, the dividend accrual calculation was refined to more accurately reflect the Company's liability based on policy level detail. Dividend expense, excluding Florida excessive profits dividends, was 6.2% and 4.2% of direct premiums on dividend plans for the three months ended September 30, 2007 and 2006, respectively.

      Dividends to policyholders increased $0.6 million, or 7.9% for the nine months ended September 30, 2007 as compared to the same period in 2006.
Dividends to policyholders were 5.0% and 4.0% of net premiums earned in the nine months ended September 30, 2007 and 2006, respectively. The increase in dividend expense is the result of the refinement of the dividend accrual process as discussed above. The percentage of direct premiums written in Florida on a dividend plan increased slightly to 43.4% from 39.5% as of September 30, 2007 and 2006, respectively. The percentage of direct premiums written in Wisconsin on a dividend plan increased to 91.1% from 85.0% as of September 30, 2007 and
2006, respectively. The Company wide direct premiums written on a dividend plan was 26.8% at September 30, 2007 and 2006, respectively. Dividend expense was
13.8% and 11.5%, respectively, of direct premiums on dividend plans for the nine months ended September 30, 2007 and 2006, respectively.

      INTEREST EXPENSE remained relatively flat at $0.9 million for the three months ended September 30, 2007 and 2006.

      Interest expense increased $0.2 million, or 6.1% for the nine months ended
September 30, 2007 compared to the same period in 2006. The increase is primarily attributable to the accrual of approximately $125,000 of interest in connection with an interest bearing payable.

      FEDERAL AND STATE INCOME TAXES increased $1.1 million, or 37.6% for the three months ended September 30, 2007 as compared to the same period in 2006.
Federal and state income taxes were 36.5% and 39.9% of pretax income in the three months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate is primarily the result of a decrease in the provision to return adjustment (impacting both federal and state taxes).

      Federal and state income taxes increased $0.8 million, or 9.1% for the nine months ended September 30, 2007 as compared to the same period in 2006.
Federal and state income taxes were 35.6% and 35.2% of pretax income in the nine months ended September 30, 2007 and 2006, respectively. During the second quarter of 2006, the rate used on the federal deferred tax asset was increased from 34% to 35% as we expected to be in the 35% tax bracket when future tax assets were realized. This was offset by an increase in tax exempt interest earned, and a decrease in state taxes due to the provision to return adjustment.
The increase in tax exempt interest is the result of an increase in the investment portfolio combined with an increased allocation of the portfolio to tax-exempt municipal bonds. The average investment balance increased $63.5 million, or 17.2% from September 30, 2006 to September 30, 2007. Municipal bonds increased to 18.7% of total invested assets at September 30, 2007, from 15.4% at
September 30, 2006.

      NET INCOME increased $2.6 million, or 59.0% for the three months ended
September 30, 2007 compared to the same period in 2006. The decrease in net income is due to a decrease in losses and LAE of $9.4 million, a decrease in dividends to policyholders of $2.7 million, a decrease in policy acquisition expenses of $1.0 million, and an increase in net investment income of $0.6 million, offset by a decrease in net premiums earned of $10.0 million combined with an increase in federal and state income taxes of $1.1 million, combined with other smaller changes.

      Net income increased $1.1 million, or 7.3% for the nine months ended
September 30, 2007 compared to the same period in 2006. A decrease in losses and
LAE of $26.3 million, a decrease in policy acquisition expenses of $3.8 million, and an increase in net investment income of $2.1 million, offset by a decrease in net premiums earned of $29.8 million, and an increase in federal and state income taxes of $0.8 million, and an increase in dividends to policyholders of
$0.6 million, primarily comprised the change.

      RETURN ON EQUITY Our annualized return on equity for the three months ended September 30, 2007 and 2006 is 18.2% and 13.1%, respectively. Our annualized return on equity for the nine months ended September 30, 2007 and
2006 is 15.0% and 19.7%, respectively.

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

                                                        For the Nine Months
                                                        Ended September 30,
                                                         2007         2006
                                                      -------------------------

Cash and cash equivalents provided by (used in):
Operating activities                                   $ 17,382      $ 43,892
Investing activities                                    (23,153)      (86,828)
Financing activities                                     (3,602)       46,632
                                                       --------      --------
Change in cash and cash equivalents                    $ (9,373)     $  3,696
                                                       ========      ========

      REINSURANCE

      We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At
September 30, 2007 and December 31, 2006, reinsurance recoverables on paid and unpaid losses and LAE were $68.9 million and $75.4 million, respectively. Our largest recoverable from a single reinsurer as of September 30, 2007 was $37.3 million owed to us by Continental Casualty Company, a subsidiary of CNA
Financial Corporation, representing 23.9% of our total stockholders' equity as of that date. Of the $37.3 million, $2.4 million was the current recoverable on paid losses. The balance of $34.9 million is recoverable from Continental
Casualty Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

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

      We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held-to-maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of September 30,
2007, 79.8% of our entire portfolio was classified as available-for-sale and as of December 31, 2006, approximately 81.9% of our entire portfolio was classified as available-for-sale.

      The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR. As of September 30, 2007 and
December 31, 2006, our insurance subsidiaries' combined portfolio consisted entirely of investment grade fixed-income securities. As of September 30, 2007, our investments (excluding cash and cash equivalents) had an average duration of
4.0 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

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

      The table below contains information concerning the composition of our investment portfolio at September 30, 2007:

                                    Carrying          Yield to       Percentage of Carrying
                                   Amount (1)         Maturity             Amount (1)
                                  ------------       ----------     ------------------------
                                                (Dollars in Thousands)
Bonds:(2)
U.S. Treasury securities           $ 30,551             4.2%                  6.8%
Agencies                             42,357             5.3                   9.4
Municipalities(3)                    84,244             5.3                  18.7
Corporate "A" rated and above       144,224             5.4                  32.0
Corporate "BBB"/"Baa" rated          26,224             5.7                   5.8
Mortgage-backed securities          116,782             5.7                  26.0
                                   --------             ---                 -----
   Total Bonds                     $444,382             5.4%                 98.7%
Cash and cash equivalents             5,886             4.6                   1.3
                                   --------             ---                 -----
   Total                           $450,268             5.4%                100.0%
                                   ========             ===                 =====

(1)   Carrying amount is amortized cost for bonds held-to-maturity. Carrying amount is fair value for bonds available-for-sale. As of September 30,
      2007, $354.5 million of our bonds were classified as available-for-sale and $89.9 million were classified as held-to-maturity.

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

      The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair values as of September 30, 2007:

                                       Available-for-sale                 Held-to-maturity
                                 -------------------------------    ------------------------------
                                   Amortized                          Amortized
                                      Cost         Fair Value            Cost        Fair Value
                                 --------------- ---------------    --------------- --------------
Years to maturity (1) :
  One or less                       $ 54,392        $ 54,175            $   --          $   --
  After one through five             142,576         141,045                --              --
  After five through ten             111,969         111,088                --              --
  After ten                           20,457          21,292                --              --
  Mortgage-backed securities          26,834          26,906              89,876          89,276
                                    --------        --------            --------        --------
Total                               $356,228        $354,506            $ 89,876        $ 89,276
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

      The following table summarizes, for all fixed maturity securities in an unrealized loss position at September 30, 2007, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

                                                         Unrealized      Number of
                                         Fair Value        Losses         Issues
                                       --------------- --------------- --------------
Less than 12 months:
  U.S. Treasury securities                   $--           $   --             --
  Agency                                      --               --             --
  Municipalities                            14,542              (97)             6
  Corporate debt securities                 25,916             (335)             9
  Mortgage-backed securities                52,475             (279)            20
                                          --------         --------            ---
Total                                     $ 92,933         $   (711)            35
                                          ========         ========            ===

Greater than 12 months:
  U.S. Treasury securities                $ 17,018         $   (193)            18
  Agency                                    16,935             (134)            13
  Municipalities                            36,976             (479)            27
  Corporate debt securities                115,430           (1,969)            80
  Mortgage-backed securities                24,373             (665)            20
                                          --------         --------            ---
Total                                     $210,732         $ (3,440)           158
                                          ========         ========            ===

Total fixed maturity securities:
  U.S. Treasury securities                $ 17,018         $   (193)            18
  Agency                                    16,935             (134)            13
  Municipalities                            51,518             (576)            33
  Corporate debt securities                141,346           (2,304)            89
  Mortgage-backed securities                76,848             (944)            40
                                          --------         --------            ---
Total fixed maturity securities           $303,665         $ (4,151)           193
                                          ========         ========            ===

      At September 30, 2007, there were no investments in fixed maturity securities with individual material unrealized losses. Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

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
We believe that we have multiple factual and legal defenses to the claim made in this action, including, but not limited to a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $8.2 million under the reinsurance agreement. Although the ultimate results of these legal actions and related claims cannot presently be determined, the Company had accrued a $1.2 million liability as of September
30, 2007 and December 31, 2006, respectively, related to those matters.

      OTHER

      In August 1998, in an effort to expand its customer base, AmCOMP began selling insurance policies for a third party insurance company. This arrangement included insurance policies with effective dates of August 1, 1998 through
November 1, 2000. Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle Benefits provided claim adjusting services, including the payment of claims, related to these policies. Included in other assets at September 30, 2007 is approximately
$1.9 million in loss and LAE payments on the administered business that is currently due from the third-party insurer. Management is currently in discussion with the insurer regarding payment, and expects to recover the balance due.

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
This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation establishes a "more likely than not" recognition threshold for tax benefits to be recognized in the financial statements. The
"more likely than not" determination is to be based solely on the technical merits of the position. This interpretation was adopted by the Company on
January 1, 2007. As of the adoption date and as of September 30, 2007, the
Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three and nine months ended September 30,
2007 was less than $0.1 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We believe we are principally exposed to two types of market risk:
interest rate risk and credit risk.

INTEREST RATE RISK

      INVESTMENTS. Our investment portfolio consists primarily of debt securities, of which 79.8% were classified as available-for-sale as of September
30, 2007. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration. As of
September 30, 2007, our investments (excluding cash and cash equivalents) had an average duration of 4.0 years. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

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

      For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2007.

      The following table summarizes the estimated change in fair value on our fixed maturity portfolio, including cash equivalents based on specific changes in interest rates:

                                    Estimated Increase   Estimated Percentage
                                      (Decrease) in       Increase (Decrease)
     Change in Interest Rates           Fair Value          in Fair Value
     ----------------------------------------------------------------------
     September 30, 2007:                   (Dollars in thousands)

      300 basis point rise           ($46,794)                 (10.8%)
      200 basis point rise            (31,102)                  (7.2%)
      100 basis point rise            (15,150)                  (3.5%)
      50 basis point decline            6,632                    1.5%
      100 basis point decline          12,682                    2.9%

      The sensitivity analysis model used by us produces a predicted pretax loss in fair value of market-sensitive instruments of $15.2 million or 3.5% based on a 100 basis point increase in interest rates as of September 30, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and cash equivalents, which constituted approximately
98.7% of our total invested assets as of September 30, 2007.

      Interest expense would also be affected by a hypothetical change in interest rates. As of September 30, 2007 we had $36.9 million in variable rate debt obligations. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.7 million and a 300 basis point increase would increase interest expense by approximately $1.1 million.

      With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, ACCOUNTING FOR
NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND
INITIAL DIRECT COSTS OF LEASES ("FAS 91"), issued by the FASB, which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of September 30, 2007, the par value of our mortgage backed securities holdings was $116.9 million. Amortized cost divided by par value equates to an average price of 99.8% of par. Since some of our mortgage backed securities were purchased at a premium or discount that is a significant percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

      However, given the current interest rate environment, which has exhibited higher rates resulting in lower values for fixed maturity securities over the last few years, the possibility of additional significant declines such that prepayment speeds are significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled approximately 26.3% of total investments as of September 30, 2007. Of this total, 100% was in agency pass through securities.

CREDIT RISK

      INVESTMENTS. Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of September 30, 2007 and December 31, 2006, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard &
Poor's, Moody's and Fitch.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There have not been any changes in AmCOMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, AmCOMP's internal control over financial reporting.

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

*99.1    Press Release of AmCOMP Incorporated dated November 7, 2007 announcing results of operations and financial condition for its third quarter ended September 30, 2007.

*Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the
City of North Palm Beach, State of Florida on the day of November 8, 2007.

                           AMCOMP INCORPORATED
                           (Registrant)

                           By: /s/ Fred R. Lowe
                               ------------------------------------------------------
                               Fred R. Lowe
                               President and Chief Executive Officer

                           By: /s/ Kumar Gursahaney
                               ------------------------------------------------------
                               Kumar Gursahaney
                               Senior Vice President, Chief Financial Officer and
                               Treasurer (Principal Financial and Accounting officer)

