Form 10-K
period 2007-12-31
AMCOMP INC /FL
filed 2008-03-06
CIK 1009667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 000-51767

AmCOMP Incorporated
(Exact name of registrant as specified in its charter)

Delaware	65-0636842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 U.S. Highway One
North Palm Beach, Florida 33408
Telephone: (561) 840-7171
(Address of registrant’s principal executive offices and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $128,449,000.  In determining this figure, the Registrant has assumed that all of the registrant’s directors and executive officers are affiliates.  This assumption should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2008
Common Stock, $0.01 par value per share	15,290,181 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

AMCOMP INCORPORATED

ii

Index

PART I

Item 1. Business

Overview

We are a property and casualty insurer incorporated in the state of Delaware in 1995, specializing in workers’ compensation insurance products that include a strong emphasis on value-added services to our policyholders.  We offer insurance coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to provide to their employees who are injured in the course of their employment.  In this Annual Report on Form 10-K, we use the terms “AmCOMP,” “we,” “our” and “us” to refer to AmCOMP Incorporated and its subsidiaries.

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

These consultative services result in added value to our insureds and their employees.  In many cases, our services provide employers the opportunity to reduce their loss experience and their long-term net workers’ compensation costs.  Many of our competitors have greater financial resources or offer other lines of business and can offer their workers’ compensation insurance at lower prices.  We are able to compete primarily due to service and other value-based considerations, rather than solely on premium cost.

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

We seek to establish long-standing relationships with our policyholders and agents.  Our policyholders are primarily small to mid-sized businesses, those with annual premiums between $10,000 and $100,000 per year, and include selected classes of contractors, manufacturers and “main street” businesses such as retail stores and restaurants.  Excluding the policies assumed from our participation in mandatory pooling arrangements implemented by certain states in which we operate, we had the following numbers of policyholders with an average premium per policy as of the dates set forth in the following table.

	December 31,
	2007	2006	2005	2004	2003
Policy Count	9,502	9,572	9,790	9,599	8,691
Average Premium Size	$23,114	$25,571	$25,115	$25,455	$25,371

Our management embarked on a growth and diversification strategy in 1999.  Until that time, we wrote business only in Florida.  After the successful execution of this strategy, we currently focus on 17 states with Florida representing 28.6% of our 2007 direct premiums written.  In all of the states in which we operate, a significant portion of total workers’ compensation insurance premiums is written by numerous companies that individually have a small market share.

Index

Merger Agreement

On January 10, 2008, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Employers Holdings, Inc., a Nevada corporation ("Employers"), and Sapphire Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Employers ("Merger Sub"), providing for the acquisition of our company by Employers (NYSE: EIG).  Pursuant to the Merger Agreement, each issued and outstanding share of our common stock, other than dissenting shares or shares that we own as treasury stock, or shares owned by Employers or Merger Sub, will be converted into the right to receive $12.50 per share in cash. As part of the Merger Agreement, Merger Sub will merge with and into us with our company being the surviving corporation in the merger. Our Board of Directors and Employers’ Board of Directors each approved the entry into the Merger Agreement.  As a result of the merger, we will cease to be a publicly traded company and will become a wholly-owned subsidiary of Employers, and thus our stockholders will cease to have any ownership interest in us and will not participate in any of our future earnings and growth or losses.

            The Merger Agreement and related transactions are subject to the approval of our stockholders, the receipt of required regulatory approvals, including from the Florida Office of Insurance Regulation, and certain other customary closing conditions.  The merger and related transactions are expected to be completed by the end of the second quarter of 2008.

Employers may terminate the Merger Agreement under certain circumstances, including if our Board of Directors changes or withdraws its recommendation that our stockholders adopt the Merger Agreement or under other circumstances involving a competing offer to acquire us. In connection with such termination, we may be required to pay a fee of $8 million to Employers. We may terminate the Merger Agreement as a result of Employers’ material breach of certain of its representations and warranties, or any of its covenants or agreements under the Merger Agreement. In connection with Employers’ breach of any of its covenants or agreements or of its representation and warranty that it has sufficient funds to complete the transaction, Employers may be required to pay a termination fee of $8 million to us.

If the merger is not consummated for any reason (including failure to receive the requisite regulatory or stockholder approvals), our stockholders will not receive any payment for their shares. We would remain an independent public company, and we would expect to be operated by our management in a manner similar to that in which we are being operated today.

In connection with the proposed transaction, we filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) on February 22, 2008.  INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE DEFINITIVE PROXY STATEMENT WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION.  Investors and security holders may obtain a free copy of the definitive proxy statement (when available) and other documents filed by us at the SEC’s web site at www.sec.gov.  The proxy statement and such other documents may also be obtained without cost from the Company by directing such request to us, Attention: George E. Harris, Secretary, AmCOMP Incorporated, 701 U.S. Highway One, North Palm Beach, Florida 33408, Telephone: (561) 840-7171.

The Company and our directors, executive officers and other members of our management and employees may be deemed to be participants in the solicitation of proxies from our stockholders in connection with the proposed transaction.  Information concerning the interests of the Company’s participants in the solicitation is set forth in our proxy statements and Annual Reports on Form 10-K, previously filed with the SEC, and in the definitive proxy statement relating to the transaction when it becomes available.

On March 4, 2008, a purported class-action complaint was filed in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, on behalf of Broadbased Equities, an alleged stockholder of ours, and all others similarly situated. The complaint, which names as defendants AmCOMP, our directors Fred R. Lowe, Debra Cerre-Ruedisili, Sam A. Stephens, Paul B. Queally, Donald C. Stewart and Spencer L. Cullen, Jr., and Employers, asserts claims related to our proposed transaction with Employers for breaches of fiduciary duty and, in the case of Employers, aiding and abetting such breaches, in connection with the directors’ determination to sell the company.  The complaint seeks a declaratory judgment that the defendants have breached their fiduciary duties to plaintiff and the purported class members and/or, in the case of Employers, aided and abetted such breaches, compensatory and/or rescissory damages, as well as pre and post-trial interest, as allowed by law, and the costs and disbursements of the action, including reasonable attorneys' and experts' fees and other costs. We believe that these claims are without merit and intend to defend this action vigorously and, therefore, no provision for this litigation has been made in the current financial statements.

Strategy

In the short term, we will continue to focus on customers – our agents and policyholders – as well as our day-to-day operations until such time as the merger with Employers closes.

We plan to pursue profitable growth and favorable returns on equity through the following strategies:

•
Leverage Existing Infrastructure.  Since 1999, we have successfully expanded our operations across 17 targeted states.  We have offices in eight states, each of which we believe has been staffed to accommodate anticipated premium growth.  We have grown our workforce 96.7% since December 31, 1999 from 244 employees to 480 at December 31, 2007.  We believe that these initiatives have given us a fully-built, well-developed scalable infrastructure that will allow us to continue to lower our expense ratio while attempting to grow our premium.

Index

•
Expand in our Existing Markets.  Our market share in each of our states as measured by 2006 direct premiums written does not exceed 5.0%.  Competition in our target markets varies by state and employer size.  In all of the states in which we operate, a significant portion of total workers’ compensation insurance premiums is written by numerous companies that individually have a small market share.  We believe that the strength of our risk selection, loss prevention, claims management, and policyholder service positions us to profitably increase our market share in our existing markets.

•
Prudent Geographic Expansion.  While we are licensed in 25 states and the District of Columbia, we actively market our insurance in the 17 states that we believe provide the greatest opportunity for near-term profitable growth.  We are evaluating a number of states for long term entry potential.  Possible expansion states in the near term include Arkansas, Iowa and Oklahoma, subject to compliance with applicable licensing requirements.  We intend to continue to scrutinize carefully the potential for achieving underwriting profits and adequate returns on capital before expanding our business in existing or new states.

•
Exclusive Focus on Workers’ Compensation Insurance.  Our operations are exclusively focused on providing workers’ compensation insurance and related services to policyholders.  We believe this focus enables us to better understand an employer’s needs and potential risks in this industry relative to competitors who offer a broader range of insurance products.  This focus also allows us to manage all aspects of our business to profitably serve this market.

•
Focus on Underwriting Profitability.  We intend to maintain our focus on underwriting discipline and profitability throughout market cycles.  Our strategy is to focus on underwriting workers’ compensation insurance and to maintain adequate premium rate levels commensurate with the risks we underwrite.  We will also continue to strive for improved risk selection and pricing, as well as reduced loss frequency and severity of claims through comprehensive workplace safety reviews, rapid closing of claims through personal, direct contact with our policyholders and their employees, and effective medical cost containment measures.

Workers’ Compensation System

Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ costs of medical care and other statutorily prescribed benefits for work-related injuries or illnesses.  Most employers comply with this requirement by purchasing workers’ compensation insurance.  The principal concept underlying workers’ compensation laws is that employees injured in the course of their employment have only the legal remedies available under those laws and do not have any other claims against their employers.  Generally, workers are covered for injuries that occur in the course and within the scope of their employment.  The employers’ obligation to compensate injured workers does not depend on any negligence or wrongdoing of the employer and exists even for injuries that result from the negligence or wrongdoing of others, including the injured employee.  The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

Workers’ compensation insurance policies obligate the carrier to pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws.  Each state has a regulatory and adjudicatory system that:

•	quantifies the level of wage replacement to be paid;

•	determines the level of medical care required to be provided and the cost of permanent impairment; and

•	specifies the options in selecting healthcare providers available to the injured employee or the employer.

Index

State laws generally require two types of benefits for injured employees: medical benefits and indemnity payments.  Medical benefits include expenses related to diagnosis and treatment of the injury and any required rehabilitation.  Indemnity payments consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members.  To fulfill this mandated financial obligation, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by their state, to self-insure.  Employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund (an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund) or may self-insure, thereby retaining all risk.  Texas is the only state in which we operate that allows the policyholder to “opt out” of the workers’ compensation no-fault system.  When that option is elected, the policyholder either self-insures its risk or purchases disability type insurance for its employees.

Workers’ compensation premiums, which are paid by employers, are determined by the payroll generated by employers, the specific type of work that each employee performs and the employer’s historical loss experience.  Class codes are established by rating organizations, which categorize the types of tasks performed by employees.  Each class code is then assigned a specific dollar rate depending on the propensity of an individual performing that job function to be injured at work.  The more likely it is that an individual will be injured at work, based upon the hazards associated with performing that work, the higher the rate and thus the higher the premiums will be.

Description of Our Business

The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for each of the last three fiscal years:

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Florida	$63,160	28.6%	$100,635	37.7%	$108,995	40.3%
Wisconsin	31,394	14.2	34,459	12.9	31,572	11.7
Texas	27,531	12.5	30,241	11.3	25,234	9.3
Indiana	18,864	8.6	26,193	9.8	32,954	12.2
Tennessee	15,097	6.8	15,912	6.0	19,203	7.1
Georgia	13,532	6.1	13,072	4.9	12,911	4.8
Illinois(1)	10,091	4.6	7,932	3.0	4,665	1.7
Kentucky	9,740	4.4	10,589	4.0	11,869	4.4
Virginia	9,586	4.3	9,301	3.5	7,847	2.9
North Carolina(2)	9,282	4.2	10,147	3.8	7,693	2.8
South Carolina	7,734	3.6	7,629	2.9	6,808	2.5
Mississippi	1,905	0.9	295	0.1	190	0.1
Other States	2,649	1.2	422	0.1	390	0.2
Total	$220,565	100.0%	$266,827	100.0%	$270,331	100.0%

(1)	We were subject to a $9.0 million cap on written premiums in 2005. Effective January 1, 2006, the cap was removed.

(2)	We were subject to a $12.0 million cap on written premiums in early 2005. Effective July 6, 2005, the cap was removed.

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

Index

We have offices in 8 of the 17 targeted states in which we focus our operations, from which our field underwriters, loss prevention professionals or claims personnel provide services to our agents and policyholders.  For administrative purposes, we have grouped these states into six geographic regions.  We perform all of our corporate accounting, regulatory compliance, human resources, executive management and information management technology functions from our principal executive offices.

To ensure consistency of our underwriting, loss prevention and claims management philosophies throughout our company, we audit our underwriting, loss prevention, and claims’ processes across regions.  Underwriting, loss prevention and claims management personnel from different states review a particular state’s practices, files and philosophy.

Insurance Products and Pricing

Our products and rating plans encompass a variety of options designed to fit the needs of our policyholders and employer groups.  Our basic product is a guaranteed cost policy, under which the premium for a policyholder is set in advance and varies based only upon changes in the policyholder’s employee class codes and payroll.  In return for payment of premium, we agree to assume statutorily imposed obligations of the policyholder to provide workers’ compensation benefits to its employees.

Generally, premiums for workers’ compensation insurance policies are a function of:

•	the amount of the insured employer’s payroll;

•	the applicable premium rate, which varies with the nature of the employees’ duties and the business of the employer; and

•	factors reflecting the insured employer’s historical loss experience.

We write business in administered pricing and “loss cost” states.  In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically.  Rate competition generally is not permitted in these states and, consequently, policy dividend programs, which reflect an insured’s risk profile, are an important competitive factor.  Florida and Wisconsin are administered pricing states, while the other states in which we operate are loss cost states.  In loss cost states, we have more flexibility to offer premium rates that reflect the risk we are taking based on each employer’s profile.

In Florida and Wisconsin, and to a much more limited extent in Georgia, Texas and Virginia, we offer dividend programs to eligible policyholders under which a portion of the premium paid by a policyholder may be returned in the form of a dividend.  Eligibility for these programs varies based upon the nature of the policyholder’s operations, value of premium generated, loss experience and existing controls intended to minimize workers’ compensation claims and costs.  We have four basic types of dividend plans:

•	a “flat dividend,” which provides for a dividend payment as a specified percentage of the policy premium, which we offer only in Wisconsin;

•	a “sliding dividend,” which provides for the dividend payment to be eliminated or increased depending on the loss ratio of the policy;

•	a combination flat and sliding dividend, which we offer only in Wisconsin; and

•	a “group retention program,” which we offer only in Florida, provides for a dividend payment based upon the loss ratio of the policy as well as a group of policies in a defined group dividend plan.

Payment of the policy dividends specified in the dividend plan cannot be guaranteed and is at the discretion of the board of directors of the applicable insurance subsidiary and may be based upon:

•	the individual policyholder’s loss ratio;

Index

•	the insurance subsidiary’s overall loss ratio; and

•	the terms of the policyholder’s dividend plan agreement.

Generally, we pay dividends between four and 24 months after the applicable policy expires.  Dividend policies represented 27.5% of our direct premiums written in force in 2007 and represented 25.7% and 24.9% in 2006 and 2005, respectively.  They represented 46.8%, 37.8%, and 36.8% of direct premiums written in Florida, and 90.7%, 84.1%, and 86.4% of direct premiums written in Wisconsin, in those periods, respectively.

The Florida Office of Insurance Regulation (the “Florida OIR”) allows insurers to charge a rate that exceeds the state-established rate when deemed necessary through its Consent to Rate program.  Under this program, an insurer determines the additional premium, which, if accepted by the policyholder, is applied directly to the filed, published rate.

In loss cost states, we determine insurance rates through a two-step process.  First, the state approves a set of loss costs that provide for expected payments, which are prepared by an insurance rating bureau.  An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates.  In these states, regulators permit pricing flexibility primarily through (1) the selection of the loss cost multiplier and (2) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

•	type of work conducted at the premises or work environment;

•	on-site medical facilities;

•	level of employee safety;

•	use of safety equipment; and

•	policyholder management practices.

In loss cost states, we use both variables to calculate a policy premium that we believe will cover the claim payments, losses and loss adjustment expenses (“LAE”), and company overhead and result in a reasonable profit.

At December 31, 2007, we marketed and sold our insurance products through approximately 3,000 independent insurance agents operating in approximately 900 independent insurance agencies.  During 2007, 241 agencies produced at least $250,000 of our gross premiums written.  We seek to establish and maintain long-term relationships with the principals, producers and customer service representatives of independent agencies that will actively market our products and services.  We do this by emphasizing superior service and offering financial incentives including commissions and bonuses, including contingent bonuses based on net loss ratios and premiums earned.  No single agency representing us accounted for 10% or more of gross premiums written in 2007, 2006 or 2005.

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

Index

Our field underwriters regularly visit agents and participate in presentations to insureds.  Our field underwriters’ extensive personal interaction with independent agents and policyholders has led to an enhanced understanding of the businesses we underwrite and the needs of prospective insureds.  This allows us to apply subjective criteria when considering prospective insureds.  Our field underwriters have the authority to underwrite risk while in the field.  The underwriting authority of a field underwriter is subject to guidelines based on the specific experience of the field underwriter and the nature of the risk.  The guidelines set forth the underwriting authority for each field underwriter based on his experience and demonstrated knowledge of the product and market.  Risks outside a field underwriter’s predetermined level of authority are referred to underwriting management for underwriting approval.  In assessing a risk and our ability to service the policyholder, the field underwriter and underwriting management will become familiar with the individual employer’s business and consider many factors.

In addition, the underwriter also evaluates losses in the employer’s specific industry, geographic area and other non-employer specific conditions.  These and other factors are documented on our risk analysis worksheet and used to formulate projected loss experience for each individual account.  Our risk analysis worksheet was created by our internal and independent actuaries to assist underwriters with their decision making process.  The worksheet provides an estimate of the losses that will occur for each policy based on all available loss runs and an employer’s payroll history.  In addition, the worksheet contains the underwriter’s documentation regarding his expectation of losses (which may be different than the worksheet estimate), the type of insured, the risks associated with the insured and the rationale behind his decision whether to quote the account.  Our policy requires a risk analysis worksheet for every account we underwrite.  Our reinsurers also review the worksheets during their underwriting reviews, which we believe is a valuable tool for them as it is evidence that we actively and thoroughly review each account before we underwrite it.  Experience modification factors are applied to a policyholder’s rate either to increase the cost due to a history of prior losses or to reduce the cost of the policy due to favorable prior claims history.  To ensure that we truly understand a prospective insured’s business, any submission involving a state other than a field underwriter’s own state must be referred to that state’s underwriting management for underwriting approval.  This allows us to make certain that state specific issues, market conditions, regulatory requirements and pricing requirements are monitored and applied by underwriters with expertise in a given state.

Our underwriting strategy focuses on developing a relationship among the insured, the agent and us to promote account safety, long-term loyalty and continued profitability.  Our loss prevention professionals visit many policyholders to ascertain the policyholder’s willingness to comply with our underwriting and loss prevention philosophy.  This philosophy includes adhering to early return to work programs and implementing recommended safety practices.  To the extent we are permitted by law, we will cancel the policy of a policyholder that is not willing to comply with our philosophy.  If we cannot cancel the policy, we will not renew it upon its expiration.

We review our existing policies prior to renewal and when circumstances otherwise warrant.  Policies with net loss ratios in excess of 40% are reviewed by our underwriting review team comprising representatives from all concerned departments.  Each state has its own underwriting review team, which meets monthly.  The team evaluates all aspects of a particular policyholder’s operations, including financial stability, management control and claims history.  Recommendations as to risk improvements or nonrenewal decisions are made by the team and conveyed to the agent and policyholder through the field underwriter and loss prevention professional assigned to the policyholder.

We have no industry focus in targeting accounts.  Our rates vary in accordance with the risk of injury and potential claim size in each of the industries we underwrite.  The following table sets forth the percentage of our written premium by industry classification:

Year Ended December 31,
NCCI Industry Group	2007	2006	2005	2004	2003
Contracting	35.7%	40.2%	39.8%	39.1%	39.0%
Goods and Services	31.7	29.2	29.0	27.7	28.1
Manufacturing	18.1	17.4	17.4	18.5	16.8
Office and Clerical	6.4	6.0	5.8	5.9	5.9
Miscellaneous	8.1	7.2	8.0	8.8	10.2
Total	100%	100%	100%	100%	100%

Index

The following table sets forth representative businesses for each of the industry groups listed above:

Industry Classification	Representative Business
Contracting	artisan contractors (e.g., plumbers, electricians, painters and carpenters)
Goods and Services	retail stores restaurants
Manufacturing	component manufacturers for larger products such as gear, pump, automotive part and computer component manufacturers
Office and Clerical	clerical office employees salespersons collectors
Miscellaneous	drivers park employees

Loss Prevention

Our loss prevention professionals serve as the cornerstone of our loss control strategy and we believe their consultative services are important to our policyholders.  The purpose of our loss prevention group is to aid policyholders in preventing losses before they occur and in containing costs once claims occur.  The group also assists our underwriting personnel in evaluating potential and current policyholders.  We train employers in the details of workers’ compensation practices, safety and health techniques to reduce frequency and severity of injuries.

Loss prevention services to our policyholders include education about:

•	employee hiring and screening;

•	new employee orientation for safety;

•	hazard identification, elimination or control;

•	development and implementation of drug- and alcohol-free workplaces;

•	implementation of return to work programs for recovering employees;

•	claims management; and

•	care management.

Loss prevention services to our underwriters include:

•	evaluation of risk and continued insurability of existing policyholders; and

•	evaluation of risk and initial insurability of prospective policyholders.

Loss prevention services to our claims personnel include:

•	assistance with return-to-work issues, including identification of light duty jobs;

•	accident investigation; and

•	job analysis.

Our loss prevention professionals conduct surveys of prospective policyholders’ operations to determine insurability of risks.

Index

Claims Management and Managed Care

We believe that a claims management strategy emphasizing the efficient and effective handling of reported claims is equally integral to our ability to reduce policyholders’ overall losses.  Our strategy is to team registered nurses with claims adjusters who have long-term experience in the workers’ compensation system.  By reducing the cost of claims, we ultimately help our policyholder reduce the cost of its workers’ compensation insurance through lower experience modification factors.

We provide our policyholders with an active claims management program and strive for rapid, reasonable closure of all claims.  After we receive notice of a lost-time injury, our registered nurses or adjusters immediately contact the injured worker to assist with the injured worker’s care and prompt return to work.  If an injury is significant and meets specified criteria, we will assign a registered nurse to assist in the management of that claim.  Working as a team with claims adjusters, our nurses direct and coordinate the medical treatment from inception until the medical component of the claim has been resolved.  The same claims adjuster manages the claim until it is resolved.

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

Choice of medical providers for injured workers is determined by law in each state jurisdiction.  In some states the injured worker is allowed their choice of treating physician throughout the length of the claim.   In others the employer/carrier directs the medical care choosing the treating physician. Yet, in others the employer/carrier must provide an entire network of medical professionals for the employee to pick from.

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

Loss and Loss Adjustment Expense Reserves

Accounting for workers’ compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date.  The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those previously estimated for a time period is known as “loss development.”  Development is unfavorable when losses close for more than the levels at which they were reserved or when subsequent estimates indicate a basis for reserve increases on open claims.  Loss development, whether due to an increase in estimated losses, or a decrease in estimated losses, is reflected currently in earnings through an adjustment to incurred losses for the period in which the development is recognized.  If the loss development is due to an increase in estimated losses, the previously estimated losses are considered “deficient;” if the loss development is due to a decrease in estimated losses, the previously estimated losses are considered “redundant.”  When there is no deficiency in loss development, the previously estimated losses are considered “adequate.”  In each of the last 10 years, we have had redundancy in our net loss reserves, which we believe reflects our conservative methodology.

Index

We seek to provide estimates of loss reserves that equal the expected ultimate loss.  Maintaining the adequacy of loss reserve estimates is an inherent risk of the workers’ compensation insurance business.  We use an independent actuarial consulting firm to assist in the evaluation of the adequacy of our loss reserves.  Workers’ compensation claims may be paid over a long period of time.  Estimating reserves for these claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the loss.  We endeavor to minimize this risk by closing claims promptly and by relying on the estimates of our professional claims adjusting staff, supplemented by actuarial estimation techniques.  The two main components of loss reserves are: (1) case reserves for reported claims and (2) reserves for claims incurred but not reported (“IBNR”).  Case reserves are estimates of future claim payments based upon periodic case-by-case evaluation and the judgment of our claims adjusting staff.  These case reserves are updated and reviewed continuously to reflect current information.  IBNR is an actuarial estimate of claim payments for a particular time period that are not considered in the case reserve estimates.  IBNR reserves, unlike case reserves, do not apply to a specific claim, but rather apply to the entire body of claims arising from a specific time period.  IBNR primarily provides for costs due to:

•	future claim payments and LAE in addition to case reserves due to unforeseen or unknown events;

•	additional claim payments on closed claims;

•	claims that have not yet been reported to us; and

•	development on claims that have been reported to us, but not yet recorded in our ledger.

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

Case reserves for reported claims are established on a claim-by-claim basis.  Case reserve amounts are determined by our claims examiners, based on the examiner’s judgment and experience, and on our reserving practices.  Our reserving practices account for the type of risk, the circumstances surrounding the claim or policy provisions relating to the type of loss and historical paid loss and LAE data for similar claims.  Case reserves are not established for unallocated loss adjustment expense (“ULAE”) (expenses incurred to manage claims but which cannot be allocated to a specific claim), and the entire reserve for ULAE is established primarily based upon our historical paid data.  Our management and independent actuarial consulting firm regularly monitor reserve adequacy for losses that have occurred and been reported and we adjust such reserves as necessary.

Loss and LAE reserves for IBNR are estimated based on many variables, including:

•	historical and statistical information;

•	inflation;

•	legal developments;

•	the regulatory environment;

•	benefit levels;

•	economic conditions;

•	judicial administration of claims;

•	general frequency and severity trends;

•	medical costs; and

•	other factors affecting the adequacy of loss reserves.

Index

Since 1992, we have retained an independent actuarial consulting firm to perform a comprehensive study of our IBNR reserves.  Our independent actuarial firm estimates IBNR three times annually (as of June 30, September 30 and December 31).  In this study, the consultant firm determines an estimate of IBNR by accident year for each state on both a gross and net of reinsurance basis.  During the course of each study, our management and actuary review preliminary analysis and provide additional information and feedback that the consulting firm may use in its final analysis.  In addition, our internal actuaries review the independent actuarial consulting firm’s studies for reasonableness.  Our internal actuaries perform an estimate of IBNR using the same methods used by the independent actuarial firm each year for the quarter ending March 31.  We update our IBNR estimates based on the best estimate offered in the study performed for each respective quarter.

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

Adjustments in aggregate reserves are reflected in the operating results of the period during which such adjustments are made.  Although claims for which reserves are established may not be paid for several years or more, we do not discount loss reserves in our financial statements other than for select policies issued in Texas that have fixed or determinable future payments.

The following table provides a reconciliation of the beginning and ending loss reserves.

	2007	2006
Unpaid losses and LAE, gross of related reinsurance recoverables, at beginning of period	$334,363	$309,857
Less reinsurance recoverables on unpaid losses and LAE at beginning of period	72,296	78,659
Unpaid losses and LAE, net of related reinsurance recoverables, at beginning of period	262,067	231,198

Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	163,070	177,841
Prior periods	(36,508)	(14,171)
Incurred losses during the current period, net of reinsurance	126,562	163,670

Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	52,974	56,448
Prior periods	77,784	76,353
Payments for losses and LAE during the current period, net of reinsurance	130,758	132,801

Unpaid losses and LAE, net of related reinsurance recoverables, at end of period	257,871	262,067
Reinsurance recoverables on unpaid losses and LAE at end of period	66,353	72,296
Unpaid losses and LAE, gross of reinsurance recoverables, at end of period	$324,224	$334,363

We experienced reserve redundancies of $36.5 million and $14.2 million during the years ended December 31, 2007 and 2006, respectively.  In addition to the redundancies, prior accident year losses were also reduced by $1.4 million and $0.7 million, respectively, from the Florida Special Disability Trust Fund (“SDTF”), during 2007 and 2006.  As collection from the Florida SDTF is uncertain, we record these recoveries only when received and do not accrue for future recoveries in Florida.  These recoveries reduce paid and incurred losses when received.  We also recovered approximately $0.4 million and $0.7 million, respectively, from South Carolina’s fund in 2007 and 2006.

Index

The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, for the insurance subsidiaries for the 10 years ended December 31, 2007.  The top line of each table shows the reserve recorded at each year-end.  Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years.  The upper portion of these tables (cumulative paid) present the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year.  The lower portions (reserves re-estimated) show the re-estimated amounts of the previously recorded reserve based on experience as of the end of each succeeding year.  The re-estimate changes as more information becomes known about the actual losses for which the initial reserve was carried.  An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year.  For example, an adjustment made in the 1997 year will be reflected in the re-estimated ultimate net loss for each of the years thereafter.  The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the difference between the initial reserve and the latest re-estimated reserve amount.  A redundancy means that the original estimate was higher than the current estimate.  A deficiency means that the current estimate is higher than the original estimate.

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)
Net reserves for losses and loss adjustment expenses
Originally estimated	67,872	56,191	43,432	70,641	114,273	146,631	156,695	190,543	231,198	262,067	257,871

Net cumulative amounts paid as of:
One year later	30,576	30,165	9,220	28,687	51,514	61,919	59,322	54,709	76,352	77,784
Two years later	43,982	39,529	15,334	41,302	71,328	88,031	81,043	90,014	109,470
Three years later	49,256	35,995	18,827	46,860	81,276	101,937	96,850	105,526
Four years later	51,337	35,062	22,207	50,281	87,829	108,504	104,609
Five years later	48,422	35,941	22,740	52,119	89,691	111,041
Six years later	48,169	35,439	23,135	53,030	90,748
Seven years later	47,038	35,547	23,505	53,358
Eight years later	46,809	35,731	23,417
Nine years later	46,866	35,633
Ten years later	46,635

Net reserves re-estimated as of:
One year later	67,613	55,445	45,191	81,707	113,857	145,613	148,358	165,851	217,027	225,559
Two years later	64,514	56,429	45,374	73,017	110,234	133,298	135,175	165,511	193,921
Three years later	64,679	56,172	40,973	70,271	104,074	127,990	137,132	153,476
Four years later	64,749	52,435	39,615	63,590	101,011	129,313	131,501
Five years later	60,468	50,102	32,754	61,389	101,708	125,547
Six years later	58,288	43,371	30,720	61,906	98,944
Seven years later	52,649	41,825	30,766	59,191
Eight years later	51,377	41,655	28,072
Nine years later	51,190	39,119
Ten years later	49,209

Net cumulative redundancy	18,663	17,072	15,360	11,450	15,329	21,084	25,194	37,067	37,277	36,508	–

Gross reserves—December 31	86,511	117,520	133,803	151,693	198,954	227,714	251,122	297,698	309,857	334,363	324,224
Reinsurance recoverables	18,639	61,329	90,371	81,052	84,681	81,083	94,427	107,155	78,659	72,296	66,353

Net reserves—December 31	67,872	56,191	43,432	70,641	114,273	146,631	156,695	190,543	231,198	262,067	257,871

Gross re-estimated reserves	71,577	82,388	104,052	151,078	172,513	195,141	217,241	245,763	256,035	287,042
Re-estimated reinsurance recoverable	22,368	43,269	75,980	91,887	73,569	69,594	85,740	92,287	62,114	61,483
Net re-estimated reserves	49,209	39,119	28,072	59,191	98,944	125,547	131,501	153,476	193,921	225,559

Index

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)
Gross reserves for losses and loss adjustment expenses
Originally estimated	86,511	117,520	133,803	151,693	198,954	227,714	251,122	297,698	309,857	334,363	324,224

Gross cumulative amounts paid as of:
One year later	34,118	42,298	45,026	68,631	64,480	71,578	75,217	88,128	82,427	81,583
Two years later	49,763	60,676	61,309	91,113	93,975	103,504	115,539	129,507	119,344
Three years later	56,414	60,926	65,837	105,642	109,068	125,748	136,039	148,817
Four years later	60,259	60,561	76,254	112,271	122,011	136,685	147,657
Five years later	58,345	66,720	78,089	116,989	127,115	142,856
Six years later	62,756	66,221	80,255	119,168	131,160
Seven years later	61,393	67,550	81,424	120,923
Eight years later	62,208	68,112	82,094
Nine years later	62,030	67,960
Ten years later	61,202

Gross reserves re-estimated as of:
One year later	94,628	116,915	130,266	176,953	192,111	224,735	241,602	270,833	287,863	287,042
Two years later	91,504	115,139	126,840	166,521	189,484	207,293	230,932	265,231	256,035
Three years later	92,157	105,894	117,039	166,918	179,673	206,031	229,397	245,763
Four years later	90,727	97,746	119,491	157,125	180,844	205,169	217,241
Five years later	83,783	97,881	109,879	156,240	180,516	195,141
Six years later	84,464	89,001	108,916	155,635	172,513
Seven years later	77,643	87,145	108,109	151,078
Eight years later	75,596	85,960	104,052
Nine years later	74,344	82,388
Ten years later	71,577

Gross cumulative redundancy (deficiency):	14,934	35,132	29,751	615	26,441	32,573	33,881	51,935	53,822	47,321	–

Second Injury Funds

Many states have laws that establish second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.  Funding is provided either by assessments based on paid losses or premium surcharge mechanisms.  The Florida SDTF was established to promote the re-hiring of injured workers by providing a reimbursement for certain qualifying claims made by those injured workers subsequent to their re-hiring.  We are able to submit such second injury claims to the Florida SDTF and, if the claims are accepted, we are reimbursed for part of the cost of the claim.  The Florida SDTF stopped accepting new second injury claims for injuries that occurred after January 1, 1998.  We bill the Florida SDTF and receive reimbursements as we make payments on accepted claims.  As of December 31, 2007, an additional $0.1 million for which we had submitted reimbursement claims had been accepted but not yet paid by the Florida SDTF.  As collection is uncertain, we record SDTF reimbursements only when received and do not accrue for future recoveries.  We have submitted second injury claims to the Georgia, Texas and South Carolina second injury funds.  The relevant claims files are currently being reviewed by those states.  Indiana and Illinois also have similar funds; however, we have not submitted any second injury claims in those states.  We recovered $2.3 million, $1.4 million and $2.2 million during 2007, 2006 and 2005, respectively, from the Florida SDTF and other states’ comparable funds.

Reinsurance

Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk.  Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company.  This arrangement is known as quota share reinsurance.  Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention” in return for a premium, usually determined as a percentage of the ceding company’s primary insurance premiums.  This arrangement is known as excess of loss reinsurance.  Excess of loss reinsurance may be written in layers, in which a reinsurer or a group of reinsurers accepts a band of coverage up to a specified amount.  Any liability exceeding the outer limit of the program is retained by the ceding company.  The ceding company also bears the credit risk of a reinsurer’s insolvency.  In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large, irregularly-occurring losses in the workers’ compensation business, which would otherwise cause sudden and unpredictable changes in net income and capital of our insurance subsidiaries.

Index

Like other insurers, we have managed our risks in part through excess of loss and quota share reinsurance agreements.  Reinsurance is used principally:

•	to reduce net liability on individual risks;

•	to provide protection for catastrophic losses; and

•	to stabilize underwriting results.

Excess of Loss Reinsurance

Effective January 1, 2007, we entered into an excess of loss reinsurance treaty in various layers for losses in excess of a $2.0 million retention up to $10.0 million in varying percentages from Munich Reinsurance America, Inc., rated “A” by A.M. Best, Everest Reinsurance Company, rated “A+” by A.M. Best, Max Re, rated “A-” by A.M. Best, AXA Re, rated “A” by A.M. Best, Hannover Ruckversicherungs-Aktiengesellschaft, rated “A” by A.M. Best, Aspen Insurance UK, Ltd., rated “A” by A.M. Best, Liberty Syndicate 4472, rated “A” by A.M. Best, Brit Syndicate 2987, rated “A” by A.M. Best, and Safety National Casualty Corporation, rated “A” by A.M. Best. The premium for this agreement is equal to a fixed percentage of the direct premiums earned subject to the agreement.

Effective January 1, 2007, we entered into a catastrophe excess of loss reinsurance agreement with Arch Re, rated “A” by A.M. Best, Aspen Insurance UK, Ltd., rated “A” by A.M. Best, AXA Re, rated “A” by A.M. Best, IOA/Catlin  rated “A” by A.M. Best,  Max Re Ltd., rated “A-” by A.M. Best, Odyssey AM Corporation, rated “A” by A.M. Best, Chaucer Syndicates Limited 1084 & 1301, rated “A” by A.M. Best, Liberty Syndicate 4472, rated “A” by A.M. Best, Brit Syndicate 2987, rated “A” by A.M. Best,  Brit Insurance Limited, rated “A” by A.M. Best, and Danish Re Syndicate 1400, rated “A” by A.M. Best. Under this agreement, we cede $20.0 million of ultimate net loss for any one occurrence in excess of $10.0 million per occurrence to the reinsurers.  The maximum loss on any one life ceded under the treaty was $10.0 million, up from $5.0 million in the prior year.  The premium for this agreement is equal to a percentage of the earned premium subject to the agreement.

Both of our excess of loss reinsurance agreements are subject to various exclusions and limitations.  These agreements nevertheless reduce our exposure not only to catastrophic claims, but also to any increased frequency of claims of intermediate severity that may result from economic, legal, regulatory or social changes.

Effective January 1, 2008, we entered into new excess of loss and catastrophe reinsurance treaties that are structured in various layers.  These treaties are substantially comparable to our 2007 reinsurance treaties and carry reinsurance protection up to a maximum of $30.0 million per occurrence, subject to our retention of the first $2.0 million.  There has been no material change in our 2008 reinsurance costs from our 2007 reinsurance costs.

Quota Share Reinsurance

Our practice is to select reinsurers with an A.M. Best rating of “A-” or better.  Effective January 1, 2004, we entered into a 30% quota share reinsurance agreement with a company rated “A++” by A.M. Best.  Under the agreement, we ceded 30% of the subject written premium (defined as gross premiums written less specific excess reinsurance premiums) in 2004, with a provisional ceding commission of 31%.  The reinsurer’s liability was limited to 130% of the gross earned reinsurance premium under any agreement year.  In addition, the reinsurer’s liability could not exceed the reinsurer’s portion of the estimated net loss as evaluated and reported by us 24 months after the inception of each agreement year.  This treaty was terminated for new and renewal business effective July 1, 2004.  Furthermore, the remaining exposures for claims occurring prior to June 30, 2004 were commuted.  Effective July 1, 2005, we terminated the quota share reinsurance that we maintained on a run-off basis for policies written prior to June 30, 2004.

Although we did not enter into any quota share reinsurance for new and renewal business in 2006, 2007 or 2008, we may determine to purchase such coverage in the future based upon our premium growth and capitalization and the terms of available quota share reinsurance.

Index

Recoverability of Reinsurance

In addition to selecting financially strong reinsurers, we continue to monitor and evaluate our reinsurers to minimize our exposure to credit risks or losses from reinsurer insolvencies.  Reinsurance makes the assuming reinsurer liable to the ceding company, or original insurer, to the extent of the reinsurance.  It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance.  Therefore, we are subject to credit risk with respect to the obligations of our reinsurers.  Recent natural disasters, such as Hurricanes Katrina, Rita and Wilma have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers.  If a reinsurer is active both in this market and in the workers’ compensation insurance market, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers’ compensation insurance losses.  We regularly perform internal reviews of the financial strengths of our reinsurers.  However, if a reinsurer is unable to meet any of its obligations to the insurance subsidiaries under the reinsurance agreements, our insurance subsidiaries would be responsible for the payment of all claims and claims expenses that we have ceded to such reinsurer.  We do not believe that our insurance subsidiaries are currently exposed to any material credit risk.

The availability, amount and cost of reinsurance are subject to market conditions and to our experience with insured losses.  There can be no assurance that our reinsurance agreements can be renewed or replaced prior to expiration upon terms as satisfactory as those currently in effect.  If we were unable to renew or replace our reinsurance agreements, or elect not to obtain quota share reinsurance:

•	our net liability on individual risks would increase;

•	we would have greater exposure to catastrophic losses;

•	our underwriting results would be subject to greater variability; and

•	our underwriting capacity would be reduced.

Certain information regarding our ceded reinsurance recoverable is provided in the following table:

	As of December 31, 2007
Reinsurance Carrier	Rating(1)		Paid Losses	Unpaid Losses	Total
			(Dollars in thousands)
Aspen Insurance UK, Ltd.	A		$(15)	$2,033	$2,018
Continental Casualty Company	A		1,390	30,828	32,218
Employers Reinsurance Corporation	A	+	(11)	1,991	1,980
Everest Reinsurance Company	A	+	25	3,618	3,643
Hannover Ruckversicherungs-Aktiengesellschaft	A		(26)	4,365	4,339
Max Re Ltd.	A	-	(44)	4,434	4,390
Munich Reinsurance Amer Inc.	A	+	13	8,007	8,020
National Union Fire Ins. Co. of Pittsburg	A	+	–	2,433	2,433
Swiss Reinsurance America Corporation	A	+	105	5,214	5,319
All others			17	3,430	3,447
Total			$1,454	$66,353	$67,807

(1)	A.M. Best’s highest financial strength ratings for insurance companies are “A++” and “A+” (superior) and “A” and “A-” (excellent).

Index

Intercompany Reinsurance Pooling Agreement

Our insurance subsidiaries are parties to an intercompany pooling agreement.  Under such agreement, the results of underwriting operations of AmCOMP Assurance are transferred to and combined with those of AmCOMP Preferred and the combined results are then reapportioned.  For 2007, the proportions under the pooling agreement are as follows:

•	AmCOMP Preferred—63%

•	AmCOMP Assurance—37%

Transactions under the pooling agreement are eliminated in consolidation and have no impact on our consolidated financial statements.

Competitive Strengths

We believe that we have the following competitive strengths:

•
Strong Distribution Relationships.  We have established strong relationships with our independent agents by emphasizing personal interaction, offering superior services and maintaining an exclusive focus on workers’ compensation insurance.  These agents are attracted to us because of the level of service we provide to them and our policyholders and our focus on small to mid-sized employers.  Our field underwriters work closely with independent agents to market and underwrite our business.  These underwriters regularly visit agents and participate in presentations to insureds.  Our field underwriters’ extensive personal interaction with independent agents and policyholders has led to an enhanced understanding of the businesses we underwrite and the needs of prospective insureds.

•
Specialized Underwriting Approach.  We price our policies based on the specific risk associated with each potential insured rather than solely on the industry class in which such potential insured is classified.  Our underwriters average 18 years of experience underwriting workers’ compensation insurance.  We believe our underwriting approach and experience have played pivotal roles in enabling us to outperform the workers’ compensation insurance industry based on our accident year loss ratios.

•
Loss Prevention Services.  We believe the value-added services that we provide strengthen our relationships with our policyholders and enable them to reduce their losses from employee injuries.  Loss prevention specialists conduct pre- and post-underwriting safety consultations with policyholders.  They also develop and implement loss prevention programs for these customers.  Our loss prevention personnel, who average 16 years of industry experience, conduct on-site evaluations for most of our policyholders annually.

•
Proactive Claims Management.  We provide our policyholders with an active claims management program and strive for rapid closure of claims.  As of December 31, 2007, we had closed 95.6%, 98.3 % and 99.2% of all reported claims for accident years 2006, 2005 and 2004, respectively.  Our injury notification call center operates 24 hours a day, seven days a week, and internet claims reporting is also available so that injured workers and policyholders can report claims promptly.  This enables our nurses or claims adjusters to conduct an injury assessment and begin to develop a program for treatment within 24 hours after notification.  Our experienced claims adjusters average 12 years of workers’ compensation insurance industry experience.  Our policy is that each claims adjuster be responsible for a maximum of 125 open indemnity cases.  This allows our claims adjusters to devote substantial attention to each claim and facilitates more effective claims management.  Our registered nurses have an average of approximately 26 years of nursing experience.

•
State Focused Operations.  Our core operating philosophy is “local people doing business with local people.”  We currently focus on 17 states that we believe provide us with the greatest opportunity for near-term profitable growth.  Our strategy in these states is executed by our regional presidents and their local teams who we believe have a deep understanding of the business climate and policyholder base and have strong relationships with agents operating in these states.

Index

•
Prudent Reserving.  Workers’ compensation claims are often paid over a long period of time.  We have demonstrated consistent success in estimating our liabilities for losses and LAE and establishing adequate reserves, despite challenges faced by the workers’ compensation insurance industry.  Our net loss reserves as of the end of each of the 10 years from 1997 to 2006 have proven to be redundant as developed through December 31, 2007, meaning that our reserves as originally estimated were higher than what our experience as of December 31, 2007 indicates.

•
Focus on Small to Mid-Sized Employers.  We believe that we have achieved significant scale and profitability, throughout our 26-year history, by specializing on a target market of small to mid-sized businesses, principally employers with premiums between $10,000 and $100,000 per year.  Based on our extensive experience with independent agents and employers in this market, we believe our target market is not subject to the same degree of price competition as larger accounts.  Furthermore, we believe that employers in this size category are not as sensitive to A.M. Best ratings and that they value our service-oriented approach to business to a greater extent due to their limited resources.

•
Proven Leadership and Experienced Management Team and Employees.  Our senior management team, consisting of Fred R. Lowe, as chairman of the board, president and chief executive officer, Debra Cerre-Ruedisili, as executive vice president, chief operating officer and director and Kumar Gursahaney, as senior vice president, chief financial officer and treasurer, has an average of 32 years of insurance industry experience and 25 years of workers’ compensation insurance experience.  We believe that hiring and retaining management and employees with insurance experience are crucial to our operating performance.  We offer our employees a positive working environment and comprehensive benefits and incentives to remain with us.

Competition

The market for workers’ compensation insurance policies is highly competitive.  Our competitors include, but are not limited to, other specialty workers’ compensation carriers, multi-line insurance companies, professional employer organizations, third party administrators, self-insurance funds, state insurance pools and, in Texas, “opt out” programs.  Many of our existing and potential competitors are significantly larger and possess considerably greater financial and other resources than we do.  Consequently, they can offer a broader range of products, provide their services nationwide, and/or capitalize on lower expenses to offer more competitive pricing.  We compete with several national carriers including Zenith National Insurance Corporation, St. Paul Travelers, The Hartford Financial Services Group, Inc. and Liberty Mutual Group.  In many states, our most significant competitors are regional carriers.  For example, in Texas, a major competitor is Texas Mutual, in Florida, our primary competitors are Summit/Bridgefield, FCCI Insurance Group and recently FFVA Mutual Insurance Company and FHM Insurance Company, and in Wisconsin, our primary competitors are United Heartland, Acuity, State Fund Mutual, West Bend Mutual, General Casualty and Sentry.  In Indiana, our principal competition is from Accident Fund, Amerisure, Indiana Insurance and Selective Insurance Company.  In Tennessee, our main competition comes from FCCI Insurance Group, FFVA Mutual Insurance Company, Accident Fund, Bridgefield and national/regional multi-line carriers.

Competition in the workers’ compensation insurance field is based on many factors, including, but not limited to:

•	pricing (either through premium rates or dividends);

•	level of service;

•	insurance ratings;

•	capitalization levels;

•	quality of care management services;

•	the ability to reduce net loss ratios;

•	effective loss prevention; and

•	the ability to reduce claims expenses.

Index

In the 17 states in which we currently focus our operations, aggregate workers’ compensation direct premiums written totaled $22.1 billion in 2006.  Approximately 38%, or $8.4 billion, of this amount pertains to business written from policyholders that have annual policy premiums between $10,000 and $100,000, which is our core policyholder base.  We believe that our products and services are competitively priced.  In Florida and Wisconsin, premium rates are fixed by that state’s insurance regulators and are not a competitive factor.  Insurers in those two states compete principally on policyholder dividends, the availability of premium payment plans and service.  We also believe that our level of service, loss prevention programs, and our ability to reduce claims through our total care management strategy are strong competitive factors that have enabled us to retain existing policyholders and attract new policyholders.  Also, over the long run, our services provide employers the opportunity to reduce their experience modification factor and therefore their long-term workers’ compensation costs.

Regulation

General.  Our insurance subsidiaries are subject to regulation by government agencies in the states in which they do business.  The nature and extent of such regulation varies by jurisdiction but typically involves:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers’ compensation system;

•	procedures for adjusting claims, which can affect the ultimate amount for which a claim is settled;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which general agencies may be appointed;

•	required methods of accounting for regulatory reporting;

•	establishment of reserves for unearned premiums, losses and other purposes;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with medical privacy laws;

•	potential assessments for the closure of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies; and

•	the amount of dividends that our insurance subsidiaries may pay to us, the parent holding company.

In addition, state regulatory examiners perform periodic examinations of insurance companies.  This regulation is generally intended for the protection of policyholders, not insurance companies or their stockholders.  In general, state regulations governing workers’ compensation systems and the insurance business impose restrictions and limitations on our business operations that are not imposed on unregulated businesses.

Index

Premium Rate Restrictions.  Among other matters, state laws regulate not only the amounts and types of workers’ compensation benefits that must be paid to injured workers, but in some instances the premium rates that may be charged by us to insure employers for those liabilities.

Administered Pricing States.  The regulatory agencies in Florida and Wisconsin set the premium rates we may charge for our insurance products.  The Florida OIR approves manual premium rates for each of the approximately 650 employment classification codes prepared and filed by National Council on Compensation Insurance (“NCCI”), the authorized state rating organization.  In accordance with Florida’s Consent to Rate program, we are authorized by law to deviate from these approved rates for up to 10% of the policies we write in Florida.  The Florida Department of Financial Services, Division of Workers’ Compensation, regulates levels of benefit payments to injured employees.  Similarly, Wisconsin’s Department of Insurance sets standard rates for workers’ compensation insurance.

Financial, Dividend and Investment Restrictions.  State laws require insurance companies to maintain minimum surplus balances and place limits on the amount of insurance a company may write based on the amount of that company’s surplus.  These limitations may restrict the rate at which our insurance operations can grow.

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

Under Florida law, without regulatory approval, an insurance company may not pay dividends or other distributions of cash or property to its stockholders within a 12-month period with a total fair market value exceeding the larger of 10% of surplus as of the preceding December 31st or 100% of its prior year’s net income, not including realized capital gains, or net investment income plus a three-year carryforward.  This may limit the amount of dividends that we receive from our insurance subsidiaries, which in turn may limit the amount of capital available to us for debt service, expansion, dividend payments to stockholders, and other purposes.  At December 31, 2007, our insurance subsidiaries were authorized to pay approximately $17.6 million in dividends without additional regulatory approval.

Statutory Accounting and Solvency Regulations.  State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles (“SAP”).  SAP differs in a number of ways from accounting principles generally accepted in the United States of America (“GAAP”), which governs the financial reporting of most other businesses.  In general, SAP financial statements are more conservative than GAAP financial statements, reflecting lower asset balances, higher liability balances and lower equity.

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

The National Association of Insurance Commissioners (“NAIC”) is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of and by insurance companies.  Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted.  Model Insurance Laws, Regulations and Guidelines, or the Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured.  Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

Insurance operations are subject to various leverage tests, which are evaluated by regulators and rating agencies.  Florida law requires the insurance subsidiaries to maintain a ratio of 1.25 times written premiums to statutory surplus of no greater than 10-to-1 for gross premiums written and no greater than 4-to-1 for net premiums written.  Our premium leverage ratios as of December 31, 2007, on a statutory combined basis, were 1.6-to-1 and 1.6-to-1 on a gross and net premiums written basis, respectively.

Index

Risk-based Capital Requirements.  The NAIC has adopted a risk-based capital, or RBC, formula to be applied to all insurance companies.  RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile.  RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions.  As of December 31, 2007, the total adjusted capital for AmCOMP Preferred and AmCOMP Assurance was 1,619% and 1,871% over the authorized control level, respectively.

The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

•
The “Company Action Level” is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital.  At the “Company Action Level,” a company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve its capital position.  A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test.  A trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.

•
The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital.  At the “Regulatory Action Level,” the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

•
The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

•
The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level regulatory authority is mandated to place the company under its control.

IRIS Ratio.  The Insurance Regulatory Information System (“IRIS”) is a system established by the NAIC.  It was designed to provide state insurance departments with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency.  In the statistical phase of IRIS, 12 industry ratios are identified and an IRIS standard for each of the financial ratios is compared with a company’s actual financial ratios.  Unusual results on four or more ratios generally lead to further inquiries or review from individual state insurance commissioners.  A ratio that falls outside the usual range is not considered a failing result.  Rather, unusual values are regarded as part of an early warning monitoring system.  Financially sound companies may have several ratios outside the usual ranges because of specific transactions that have the effect of producing unusual results.

As of December 31, 2007, AmCOMP Preferred and AmCOMP Assurance had one ratio outside the usual range, as set forth in the following table.

Ratio	Usual Range	Actual Results	Reason for Unusual Results

AmCOMP Preferred

Investment Yield	3.0% to 6.5%	2.0%
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

Index

Ratio	Usual Range	Actual Results	Reason for Unusual Results

AmCOMP Assurance

Investment Yield	3.0% to 6.5%	2.6%
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

Stock Ownership Restrictions.  Florida statute Section 628.461 prohibits any person from acquiring 10% or more of the outstanding voting securities of us or any of our insurance subsidiaries without the prior approval of the Florida OIR.  Any person who acquires between 5% and 10% of the outstanding securities of us or any of our subsidiaries must file a disclaimer of control with the Florida OIR, provided that the acquirer is not going to participate in management or control.  If the acquirer is planning on participating in management or control, it must obtain prior approval from the Florida OIR for any acquisition exceeding 5%.  In connection with the proposed merger, Employers has filed a Form A with the Florida OIR requesting the required approvals, which request is currently pending.

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action (including a possible revocation of our authority to do business) in the affected state if particular conditions exist, such as undue market concentration.  No filings with state insurance departments, other than the filing of the Form A with the Florida OIR referenced above, are required to be made in connection with the proposed merger with Employers.

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

Federal Legislative Changes.  In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 (the “2002 Act”) was enacted on November 26, 2002.  The principal purpose of the Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with terrorism.  Prior to the Act, insurance (except for workers’ compensation insurance) and reinsurance for losses arising out of acts of terrorism were largely unavailable from private insurance and reinsurance companies.

Index

The program initiated by the 2002 Act applies to losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury.  In order to be certified as an act of terrorism under the 2002 Act, losses incurred are required to exceed $5.0 million, and the act may not be an act of domestic terrorism.  In addition, such losses may not arise out of an act of terrorism committed in the course of a war declared by the United States Congress, except with respect to workers’ compensation coverage.  Under the 2002 Act, Federal reimbursement is subject to an annual aggregate limit of $100.0 billion.  Each insurer is responsible for a deductible based on a percentage of its direct premiums earned in the previous calendar year. For losses in excess of the deductible, the Federal government would reimburse 90% of the insurer’s loss, up to the insurer’s proportionate share of the $100.0 billion.  Insurers would not be liable for payments for any portion of losses in excess of the $100.0 billion annual limit.

In December 2005, President Bush signed into law the Terrorism Risk Insurance Extension Act of 2005 (the “2005 Act”), which extended the 2002 Act for an additional two years to December 31, 2007.  While the underlying structure of the 2002 Act was left intact, the 2005 Act made some adjustments, including increasing the current insurer deductible to  20% of direct premiums earned in 2007. Our 2007 deductible was equal to 20% of 2006 direct premiums earned, or approximately $54 million.   Commencing January 1, 2007, for losses in excess of the deductible, Federal reimbursement decreased to 85% of the insurer’s loss, and Federal reinsurance is only available if industry aggregate insured losses from a certified act exceed $100.0 million.  Insurers must still provide terrorism insurance for events causing losses up to the above amount, even though Federal reinsurance is only available for events causing losses exceeding that amount.

In 2007, the Terrorism Risk Insurance Revision and Extension Act of 2007 (the “2007 Act”) was signed into law.  The 2007 Act extended the 2002 Act through December 31, 2014.  Effective January 1, 2008, the definition of terrorism includes domestic acts of terrorism.  In addition, under the 2007 Act, insurers must offer coverage for losses due to terrorist acts in all of their commercial property and casualty insurance policies.  The 2007 Act’s definition of property and casualty insurance includes workers’ compensation insurance.  Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts or from nuclear, biological and chemical attacks.  In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant.  Our reinsurance policies exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks.  Therefore, acts of terrorism could adversely affect our business and financial condition.

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

Employees

As of December 31, 2007, we had 480 employees, eight of whom were executive officers.  None of our employees is covered by a collective bargaining agreement.  We believe our relations with our employees are excellent.

Executive Officers

The following table provides information regarding our executive officers.  Executive officers serve at the pleasure of the board of directors.

Name	Age	Position

Fred R. Lowe	73	Chairman of the Board and Director, President and Chief Executive Officer
Debra Cerre-Ruedisili	52	Executive Vice President, Chief Operating Officer and Director
Kumar Gursahaney	51	Senior Vice President, Chief Financial Officer and Treasurer
George Harris	59	Senior Vice President, General Counsel
Timothy J. Spear	41	President, Mid-Atlantic Region
Lisa Perrizo	42	President, Midwest Region
Frank Pinson	53	President, Southern Region
Colin Williams	56	President, Texas Region

Index

Fred R. Lowe has served as chairman of AmCOMP since September 2005 and has been AmCOMP’s president, chief executive officer and a director of AmCOMP since February 1997.  He is the chairman of each of AmCOMP’s subsidiaries.  Mr. Lowe co-founded Florida Administrators, Inc, a precursor to AmCOMP.  From 1992 until 1997, Mr. Lowe was an independent consultant, which included providing consulting services to Florida Administrators from 1994 to 1997.  From 1989 to 1992, Mr. Lowe held various executive positions with several financial service companies.  Mr. Lowe assisted in the conversion of FACCA-SIF, which later became AmCOMP Preferred, into a capitalized insurance company.  He attended Ohio University.

Debra Cerre-Ruedisili has served as executive vice president of AmCOMP since April 1997, chief operating officer since March 1998 and a director since September 1998.  Ms. Cerre-Ruedisili has served as a director of AmCOMP Assurance since September 1998 and as president and chief operating officer since January 2001.  Ms. Cerre-Ruedisili has served as the president, vice chairman and a director of AmCOMP Preferred since January 2001, and as the chief operating officer since January 2003.  Prior to joining AmCOMP, Ms. Cerre-Ruedisili served for 10 years as co-chief executive officer and chief operating officer of MedView Services Incorporated, a managed care provider.  From 1984 through 1987, Ms. Cerre-Ruedisili served as the risk manager of Kmart Corporation.  Prior to that, Ms. Cerre-Ruedisili was an attorney in private practice specializing in defense of workers’ compensation claims and a workers’ compensation claims adjuster and claims manager for Transamerica Insurance Group.  Ms. Cerre-Ruedisili served as a member of the Board of Governors of the Florida Workers’ Compensation Joint Underwriting Association from 1999 through 2003.  Ms. Cerre-Ruedisili has a B.A. in psychology from the University of Michigan and a J.D. from the University of Detroit.

Kumar Gursahaney joined AmCOMP in December 2003 as assistant vice president, finance.  He was appointed senior vice president, chief financial officer and treasurer of AmCOMP in July 2004.  Mr. Gursahaney served as vice president and chief financial officer for the insurance operations at Transportation Financial Group from November 2002 through November 2003 and as vice president and comptroller of the Domestic Brokerage Group of American International Group, Inc. (“AIG”) between 1986 and 1998.  Prior to joining AIG, Mr. Gursahaney was an Audit Senior in the New York office of Coopers & Lybrand (now PricewaterhouseCoopers) from 1983 through 1986.  Between 1998 and 2002, Mr. Gursahaney was a private investor.  He obtained a Bachelors degree in commerce, economics and accounting from the Sydenham College of Economics, Bombay, India.

George Harris joined AmCOMP in January 2007 as senior vice president and general counsel. Mr. Harris has practiced law in Palm Beach County, Florida for 33 years, with an emphasis in corporate, real property, banking and insurance law, primarily representing businesses, financial institutions and insurance companies. For the 20 years prior to joining AmCOMP, he was a principal in the law firm of Harris, Kukey & Helgesen, P.A., in Palm Beach Gardens, Florida. Mr. Harris received his Juris Doctor from Stetson University College of Law in St. Petersburg, Florida, and also graduated from Randolph Macon College in Ashland, Virginia with a B.A. in political science and advanced French studies.

Timothy J. Spear has served as president, Mid-Atlantic region, of AmCOMP since January 2006.  Mr. Spear also continues to be responsible for the field underwriting and marketing department for the Mid-Atlantic region.  Mr. Spear served as vice president of field services for AmCOMP’s Mid-Atlantic region from February 2003 to January 2006.  Mr. Spear joined AmCOMP in 1996, initially assisting with marketing efforts and, in 1997, he assumed the management responsibilities of the loss control department for the Southeast region.  In 1999, Mr. Spear became co-manager of the field underwriting and marketing department for AmCOMP’s Southeast region.  Before joining AmCOMP, Mr. Spear was a loss control underwriter with FCCI from 1990 to 1992 followed by four years in various capacities with Associated Business and Commerce Insurance Company, another Florida domiciled workers’ compensation insurance carrier.  He has more than 15 years of experience in the workers’ compensation industry.  Mr. Spear earned a B.S. in occupational safety from the University of Wisconsin-Whitewater.

Lisa Perrizo has served as president, Midwest region of AmCOMP since June 2004.  Ms. Perrizo joined AmCOMP in 1998 as manager of field underwriting for Wisconsin and thereafter assumed the management of operations in AmCOMP’s Wisconsin and Illinois offices.  From 1995 through 1998, Ms. Perrizo held various positions at USF&G/St. Paul (St. Paul/Travelers) including auto specialist, construction specialist and commercial account manager.  From 1992 through 1995, she was a senior casualty underwriter at Crum & Foster Insurance.  From 1987 through 1992, Ms. Perrizo was a multi-line commercial underwriter for Heritage Mutual Insurance Company (Acuity).  She has 18 years of experience in the property and casualty lines of business.  Ms. Perrizo has a B.B.A. in finance from the University of Wisconsin-Whitewater.

Index

Frank Pinson joined AmCOMP in August 2005 as operations manager in Nashville, Tennessee. He was promoted to vice president, Midwest region, in January 2006, and to president, Southern region, in June 2006. From 2004 through 2005, Mr. Pinson was agency manager for Geny Insurance Agency.  From 2002 to 2004 he was president of the Middle Tennessee Insurance Agency.  From 2000 through 2001, he worked for Highlands Insurance Group as a regional vice president.  From 1997 through 2000, he worked for Harleysville Insurance Company as a regional vice president.  From 1984 through 1997, he worked for General Insurance Company, first as a branch manager and then later was promoted to resident vice president.  Prior to this position, he worked with several insurance companies and agencies in the Nashville area. Mr. Pinson has 30 years of experience in the insurance industry. He has a B.S. degree in business administration from Trevecca College, Nashville, Tennessee.

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

Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations and our results of operations that are based on our current expectations, estimates and projections.  Words such as “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.  Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements.  The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled “Business—Risks Related to Our Business and Industry.”

Available Information

Our website address is www.amcomp.com.  We make available free of charge on the Investor Relations section of our website (ir.amcomp.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics.  We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Index

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

The information provided in this Item 1A is applicable to the period prior to the closing of the merger transaction with Employers.  Should such transaction not be consummated for any reason, the risk factors described would continue to be applicable to us, our business, our industry and our common stock.  The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements.  Please refer to the discussion under the heading “Forward-Looking Statements and Associated Risks” in Item 1.

Risks Related to Our Pending Merger

Completion of the proposed merger with Employers is subject to various conditions.  As a result, we cannot assure you that the proposed merger will be completed.

The completion of the proposed merger with Employers is subject to various conditions, including approval of the Merger Agreement by our stockholders, receipt of all authorizations, approvals and permits required to be obtained from any governmental authority in order to consummate the merger (without the imposition of a burdensome condition, as defined in the Merger Agreement), absence of any law or order that has the effect of making the merger illegal or otherwise preventing or prohibiting consummation of the merger and the absence of any material adverse effect upon us or our business.  We currently expect the merger to close by the end of the second quarter of 2008.  However, it is possible that factors outside our control could require the parties to complete the merger at a later time or not to complete it at all.  If the transaction is not completed, then we expect that our current management, under the direction of the Board of Directors, will continue to manage us.

Failure to complete the proposed merger with Employers could negatively impact our ability to operate our business.

Should the merger fail to close, our business could be negatively impacted.  Agents and policyholders who would prefer to deal with a carrier rated by A.M. Best may choose to take their business elsewhere.  Additionally, should employees choose to leave as result of the announced merger, we may be unable to replace them on a timely basis or at all.  The diversion of management’s attention from our day-to-day business and the unavoidable disruption to our business during the period before completion of the merger may make it difficult for us to maintain our financial and market position and could have a material adverse impact on our financial condition and results of operation.

Failure to complete the proposed merger with Employers could have a material adverse effect on the market price of our common stock.

Under the Merger Agreement, each issued and outstanding share of our common stock, other than dissenting shares or shares that we own as treasury stock, or shares owned by Employers or Merger Sub, will be converted into the right to receive $12.50 per share in cash.  Should the merger fail to close, our stock price may fall to the extent that the current market price of our common stock reflects market assumptions that the merger will be completed and the premium implied by the merger consideration will be realized.  As a result, stockholders may be unable to sell their shares at a price near the $12.50 that would be received in the merger.

In certain circumstances under the Merger Agreement, we are required to pay Employers a termination fee of $8 million, and any such payment could have a material adverse effect on our financial condition and results of operations.  In addition, if the transaction with Employers does not occur, there can be no assurance that we will be able to find another acquirer willing to pay an equivalent or a price better than the price to be paid by Employers under the Merger Agreement.

In certain circumstances, the Merger Agreement requires us to pay Employers a termination fee of $8 million in cash.  Employers and Merger Sub may also be entitled to recover additional damages and to require specific performance of the Merger Agreement.  If the transaction with Employers does not occur, there can be no assurance that we will be able to find another acquirer willing to pay an equivalent or a price better than the price to be paid by Employers under the Merger Agreement.  Should the Merger Agreement be terminated in circumstances under which we would be required to pay Employers the termination fee and/or costs and expenses, such payment(s) could have a material adverse effect on our financial condition and results of operations.

Index

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that limit our ability to, among other things:

•
authorize for issuance, issue, grant, sell, pledge, dispose of or propose to issue, grant, sell, pledge or dispose of any shares of, or any options, warrants, commitments, subscriptions or rights of any kind to acquire or sell any shares of, our capital stock or other securities or equity interests or any indebtedness of ours having voting rights or that is convertible or exchangeable into securities having such rights, including any securities convertible into or exchangeable for shares of stock of any class and any other equity-based awards, except for the issuance of shares of common stock pursuant to the exercise of options outstanding on the date of the Merger Agreement and set forth in the schedules to the Merger Agreement in accordance with their present terms;

•
incur, create, assume, prepay or otherwise become liable for any indebtedness (directly, contingently or otherwise), make a loan or advance to or investment in any third party, or guarantee or endorse any indebtedness, liability or obligation of any person, except for indebtedness incurred under our existing credit facilities in the ordinary course of business consistent with past practice in an aggregate principal amount not to exceed $250,000;

•
increase the wages, salaries, bonus, compensation or other benefits of any of our or our subsidiaries’ current or former consultants, officers, directors or employees, or enter into, establish, amend or terminate any of our employee benefit plans or any other employment, consulting, retention, change in control, collective bargaining, bonus or other incentive compensation, profit sharing, health or other welfare, stock option or other equity or equity-related, pension, retirement, consulting, vacation, severance, separation, termination, deferred compensation, fringe, perquisite, or other compensation or benefit plan, policy, program, agreement, trust, fund or other arrangement with, for or in respect of any current or former consultant, officer, director or employee, in each case other than as required by applicable law or pursuant to the terms of any of our employee benefit plans in effect on the date of the Merger Agreement, or, solely with respect to increases in wages or salaries of employees who are not officers or directors, in the ordinary course of business consistent with past practice;

•
modify or amend in any material manner, terminate or waive or assign any material right under any of our material contracts or enter into any contract that would be material to us with a term longer than one year that cannot be terminated without payment of a material penalty and upon notice of 60 days or less, in each case other than in the ordinary course of business consistent with past practice;

•	make any capital expenditures;

•	voluntarily incur any material liability or obligation (whether absolute, accrued, contingent or otherwise) other than in the ordinary course of business consistent with past practice;

•
sell, lease, license, transfer, exchange or swap, mortgage or otherwise pledge or encumber (including securitizations), or otherwise dispose of any material portion of our properties, assets or rights;

•
enter into any new reinsurance transaction as assuming or ceding insurer (a) that does not contain market cancellation, termination and commutation provisions or (b) that adversely changes our or our subsidiaries’ reinsurance profile on a consolidated basis outside of the ordinary course of business consistent with past practice; and

Index

•
alter or amend in any material respect any existing underwriting, claims handling, loss control, investment, actuarial, financial reporting or accounting practices, guidelines or policies (including compliance policies) or any material assumption underlying an actuarial practice or policy, except as may be required by generally accepted accounting principles, applicable statutory accounting practices, any governmental authority or applicable law.

Although the Merger Agreement provides that we may obtain Employers’ prior written consent to otherwise prohibited actions, there can be no assurance that Employers will grant such consent.  The requirement that we comply with these provisions prior to the closing of the merger may hinder our ability to react to changes in market conditions or take advantage of business opportunities, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business

We may not be able to collect on our reinsurance recoverables, which would adversely affect our financial condition.

We are subject to credit risk with respect to our reinsurers.  Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers a portion of insurance risk under policies it has written to another insurance company, called the reinsurer, and pays the reinsurer a portion of the premiums relating to those policies.  Conversely, the reinsurer receives or assumes reinsurance from the ceding company.  Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write.  We remain liable to our policyholders, even if we are unable to recover what we believe we are entitled to receive under our reinsurance contracts.  Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment.  In the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled.  Recent natural disasters, such as Hurricanes Katrina, Rita and Wilma, have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers.  If a reinsurer is active both in this market and in the workers’ compensation insurance market, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers’ compensation insurance losses.

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

At December 31, 2007, we carried a total of $67.8 million of reinsurance recoverables for paid and unpaid losses and LAE, representing 42.9% of our total stockholders’ equity as of that date.  Under Florida law, each of our insurance subsidiaries is required to maintain a ratio of 1.25 times premiums written to surplus of no greater than 10-to-1 for gross premiums written and no greater than 4-to-1 for net premiums written.  If all reinsurance recoverables became uncollectible, our surplus would decline by this amount, and we would not be in compliance with Florida’s statutory requirement at our current level of premiums written.  The Florida OIR would have the authority to place us into receivership, to suspend our insurance subsidiaries’ certificates of authority or to set limits on our maximum annual gross or net premiums written in all states.  In addition, we may be unable to comply with certain regulatory requirements, including solvency standards that may subject us to additional restrictions on our operations.  Of the $67.8 million in reinsurance recoverables, $1.5 million is the current recoverable on paid losses and $66.3 million is recoverable on unpaid losses and therefore not currently due.  The reinsurance recoverables on unpaid losses will become current as we pay the related claims.  If we are unable to collect a significant amount of our reinsurance recoverables, our financial condition and results of operations would be adversely affected.  See “Business—Recoverability of Reinsurance” and “—Regulation.”

Our largest recoverable from a single reinsurer as of December 31, 2007 was $32.2 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 20.3% of our total stockholders’ equity as of that date.  Of the $32.2 million, $1.4 million was the current recoverable on paid losses.  The balance of $30.8 million is recoverable from Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due.

Index

We also have a net outstanding and past due claims receivable under a claims administration contact in the amount of approximately $2.1 million under reinsurance agreements assumed from 1998 through 2000, with Security Insurance Company of Hartford, Fire and Casualty Insurance Company of Connecticut and Connecticut Indemnity Company.  These amounts have become past due because of Security Insurance Company’s contract disputes with its reinsurer.  If these amounts are ultimately determined to be uncollectible, we will write off that amount.

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

In states other than Florida, we have a shorter operating history and must rely on a combination of industry benchmarks, our specific experience in these states and our experience in Florida.  Operational changes in claims handling practices over the years may impact the interpretation of this historical data, which can also be impacted by external forces such as legislative changes, economic fluctuations and legal trends.  A key assumption in the estimation process for workers’ compensation reserves is severity trends, including the increasing costs of health care and the medical claims process.  If there were unfavorable changes in severity trends, our loss reserves might need to be increased, which would result in a charge to our earnings.

In 2007 and 2006, we experienced redundancies in our reserves for prior periods of $36.5 million and $14.2 million, respectively.  Our loss reserve estimates are made primarily by reviewing our current pricing and state specific loss reserving patterns from the past. We review our loss information and adjust our expected loss reserving patterns on a state specific basis three times a year. During 2006, we observed that enough loss reserving history had occurred to select loss development factors based entirely on state specific information. While the selected development factors changed significantly for some states, many of the changes were offsetting. The overall effect for the company was to slightly increase loss development factors affecting only the 2006 and subsequent accident years.  Our reserves may not develop as favorably in the future as they have in recent periods.

Workers’ compensation claims are often paid over a long period of time.  Estimating reserves for these claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss.  Accordingly, there is a greater risk that we may fail to accurately estimate the risks associated with the businesses that we insure and that our reserves may prove to be inadequate to cover our actual losses.

If we do not effectively price our insurance policies, our financial results will be adversely affected; we do not set prices for our policies in Florida and Wisconsin.

Our policy prices are established when coverage is initiated.  Our prices for insurance coverage are based on estimates of expected losses generated from the policies we underwrite.  As do most workers’ compensation insurance carriers, we analyze many factors when pricing a policy, including the policyholder’s prior loss history and industry, and the loss prevention orientation of the policyholder’s management.  Inaccurate information regarding a policyholder’s past claims experience puts us at risk for mispricing our policies.  When initiating coverage on a policyholder, we must rely on the claims information provided by the policyholder or previous carriers to properly estimate future claims expense.  If the claims information is not accurately stated, we may underprice our policy by using claims estimates that are too low.  As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums.

We write insurance policies in two “administered pricing” states, Florida and Wisconsin.  In 2007, we wrote 28.6% of our direct written premiums in Florida and 14.2% in Wisconsin.  In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically.  Rate competition generally is not permitted in these states.

Index

On October 29, 2007, NCCI submitted an amended filing calling for a statewide decrease of 18.4%, which was approved by the Florida OIR on October 31, 2007.  Significant declines in claim frequency and an improvement in loss development in Florida since the legislature enacted the 2003 reforms are the two main reasons for the proposed premium level decrease. The new rates apply to all new and renewal policies as of January 1, 2008.  The effect of the approved decrease cannot currently be ascertained.  If the 2008 premium decrease had been in effect in 2007, our direct premiums written would have declined by $11.6 million, our Florida net loss ratio would have increased by 4.8% and our company-wide net loss ratio would have increased by 1.6%.  If the approved rate decrease results in a material adverse effect on our profitability in Florida, we may elect to reduce the amount of premiums written there.  In states in which we operate, other than administered pricing states, should our competitors offer products at prices lower than we believe would be profitable, we may decline to compete at those lower prices and our premium levels could be reduced.

We operate in a highly competitive industry and may lack the financial resources to compete effectively.

The market for workers’ compensation insurance products is highly competitive.  Competition in our business is based on many factors, including premiums charged, policyholder dividends, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience.  In some cases, our competitors offer lower priced products than we do.  If our competitors offer more competitive premiums, dividends or payment plans, services or commissions to independent agencies, we could lose market share or have to reduce our premium rates, which could adversely affect our profitability.  Our competitors include insurance companies, professional employer organizations, third party administrators, self-insurance funds and state insurance pools.  Our main competitors in each of the 17 states on which we focus our operations vary from state to state but are usually those companies that offer a full range of services in underwriting, loss prevention and claims.  We compete on the services that we offer to our policyholders and on ease of doing business rather than solely on price.

In Florida, our main competitor is Summit Holdings Southeast, Inc./Bridgefield Employers Insurance Company, a full service company that provides comparable services to employers.  Another Florida competitor, FCCI Commercial Insurance Company, also provides these services to policyholders.  In Texas, our main competitor is Texas Mutual Insurance Company, a company also not rated by A.M. Best, which sells to all sized policyholders, including policyholders in the $10,000 to $100,000 range.  In Wisconsin, there are over 300 companies that write workers’ compensation insurance.  Our primary competitors there include Acuity, a Mutual Insurance Company, United Heartland., State Fund Mutual Insurance Company, West Bend Mutual Insurance Company, General Casualty Company of Wisconsin and Sentry Insurance Group, because they offer the same types of services that we offer.  In Indiana, our principal competition is from Accident Fund, Amerisure Insurance Company, Indiana Insurance Company and Selective Insurance Company.  In Tennessee, our main competition comes from FCCI Insurance Group, FFVA Mutual Insurance Company, Accident Fund, Bridgefield and national /regional multi-line carriers.  Many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do.

State insurance regulations require maintenance of minimum levels of surplus and of ratios of net premiums written to surplus.  Accordingly, competitors with more surplus than we possess have the potential to expand in our markets more quickly than we can.  Additionally, greater financial resources permit a carrier to gain market share through more competitive pricing, even if that pricing results in reduced underwriting margins or an underwriting loss.  Many of our competitors are multi-line carriers that can price the workers’ compensation insurance that they offer at a loss in order to obtain other lines of business at a profit.  If we are unable to compete effectively, our business and financial condition could be materially adversely affected.

Index

If we do not maintain good relationships with independent insurance agencies, they may not sell our products in preference to those of our competitors and our revenues may decline.

We market and sell our insurance products solely through independent, non-exclusive insurance agencies.  These agencies are not obligated to promote our products and can and do sell our competitors’ products.  We must offer workers’ compensation insurance products that meet the requirements of these agencies and their customers.  We must provide competitive compensation to these agencies.  Our business model is based on an extensive network of smaller agencies distributed throughout the states in which we do business.  We need to maintain good relationships with the agencies with which we contract to sell our products.  If we do not, these agencies may sell our competitors’ products instead of ours or may direct less desirable risks to us, and our revenues or profitability may decline.  In addition, these agencies may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products.  A loss of a number of our independent agencies or the failure of these agencies to successfully market our products may reduce our revenues and our results of operations if we are unable to replace them with agencies that produce comparable premiums.

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

Our insurance subsidiaries have never been rated by A.M. Best.  Since 1982, AmCOMP and its predecessors have been a mono-line workers’ compensation insurance carrier specializing in smaller sized policyholders, principally employers with premium between $10,000 and $100,000 per year.  Based on our extensive experience with independent agents, we believe employers in this size category are not as sensitive to A.M. Best ratings and they place more importance on a workers’ compensation carrier’s ability to assist in the prevention of injuries at their job site.  To date, we have not pursued a rating because we have been able to successfully increase premiums written without a rating in the 17 states in which focus our operations.  Some companies require that their workers’ compensation insurance carrier have a rating of at least “A-” from A.M. Best.  Most of these companies are larger than companies in our target market, and generally do not meet our underwriting and pricing objectives.  Historically, when we have sought to write policies for these companies, we have been successful in many cases in having this requirement waived.  However, we may not be able to obtain these waivers in the future and, should we decide to expand our target market, the absence of an A.M. Best rating or an unfavorable rating may limit our ability to profitably expand our business.

One of our insurance subsidiaries, AmCOMP Preferred, is rated “BBpi” by Standard & Poor’s on an unsolicited basis.  A rating of “BB” is the 5th highest of 8 rating levels used by Standard & Poor’s and indicates marginal financial security characteristics, although positive attributes exist, but adverse business conditions could lead to insufficient ability to meet financial commitments.  Our insurance subsidiaries, AmCOMP Preferred and AmCOMP Assurance, are also rated “BBBq” by Fitch Ratings on an unsolicited basis.  A rating of “BBBq” is the 4th highest of 7 Q-IFS rating levels used by Fitch and indicates that the insurer is viewed as possessing good capacity to meet policyholder and contract obligations based solely on their stand-alone publicly available financial statement information.  Risk factors are somewhat high, and the impact of any adverse business and economic factors is expected to be material, yet manageable.  These ratings are based solely on an analysis of published financial information and additional information in the public domain.  They are not based on meetings with our management, nor do they incorporate material, non-public information, and are therefore based on less comprehensive information than ratings without a “pi” or “q” subscript.

The absence of a rating from A.M. Best and the current ratings by Standard & Poor’s and Fitch may adversely affect our marketing efforts, cost or availability of reinsurance and financial performance.  Should our insurance subsidiaries apply for a rating or should A.M. Best choose to rate our insurance subsidiaries on an unsolicited basis, the ratings they receive may not be favorable, which could adversely affect our marketing efforts, cost or availability of reinsurance and financial performance.  Additionally, a downgrade in or withdrawal of any future A.M. Best or other rating agency rating could cause a reduction in the number of policies we write and could have a material adverse effect on our results of operations and our financial position.

Index

Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states.

Our business is currently concentrated in Florida (28.6% of 2007 direct premiums written), Wisconsin (14.2% of 2007 direct premiums written), Texas (12.5% of 2007 direct premiums written), Indiana (8.6% of 2007 direct premiums written), Tennessee (6.8% of 2007 direct premiums written) and Georgia (6.1% of 2007 direct premiums written).  Unfavorable business, economic or regulatory conditions in these states could impact our business disproportionately in comparison to insurers with less geographic concentration.

In Florida, the state in which we write the most premium, and in Wisconsin, insurance regulators set the premium rates we may charge.  The Florida and Wisconsin insurance regulators may set rates below those that we require to maintain profitability.  For example, in October 2007, the Florida OIR approved an overall average 18.4% decrease in premium rates for all workers’ compensation insurance policies written by Florida licensed insurers in 2008.  The effect of the approved decrease cannot be ascertained at this time, because of anticipated changes in the number of insurers that will operate in Florida and the amount of insurance that they seek to write, the use of dividend plans and consent to rate policies and possible additional realization of cost savings resulting from reforms enacted in 2003.

In addition, Florida is exposed to severe natural perils, such as hurricanes.  As our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks we would face if our business were spread more evenly by state.  To date we have not been adversely affected by natural perils.  However, were Florida to experience a natural peril of the magnitude of Hurricane Katrina, the result could be disruption of the entire local economy, the loss of jobs and a concomitant reduction in the opportunity to place workers’ compensation insurance.

Our financial condition may be adversely affected if we are unable to realize our investment objectives.

Investment income is an important component of our revenues and net income.  The ability to achieve our investment objectives is affected by factors that are beyond our control.  For example, United States participation in hostilities with other countries and large-scale acts of terrorism may adversely affect the economy generally, and our investment income could decrease due to decreases in the yield on our investments.  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  These and other factors affect the capital markets and, consequently, the value of the securities we own.  Interest rates have remained low in the past several years.  The outlook for our investment income is dependent on the future direction of interest rates, maturity schedules and the amount of cash flows from operations that is available for investment.  The fair values of fixed maturity investments that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our balance sheet.  Our stockholders’ equity will continue to fluctuate with any future changes in interest rates.  Any significant decline in our investment income as a result of falling interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus.

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

Index

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

We are subject to extensive regulation by the Florida OIR and the insurance regulatory agencies in each state in which our insurance subsidiaries are licensed.  These state agencies have broad regulatory powers designed primarily to protect policyholders and their employees, not the stockholders of AmCOMP.  Regulations vary from state to state, but typically address or include:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers’ compensation system;

•	procedures for adjusting claims, which can affect the ultimate amount for which a claim is settled;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which general agencies may be appointed;

•	required methods of accounting for regulatory reporting;

•	establishment of reserves for unearned premiums, losses and other purposes;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with medical privacy laws;

•	potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies; and

•	the amount of dividends that our insurance subsidiaries may pay to us, the parent holding company.

Index

Stock insurance companies are subject to Florida statutes related to excess profits for workers’ compensation insurance companies.  Florida excessive profits are calculated based upon a complex statutory formula which is applied over rolling three year periods.  Companies are required to file annual excess profits forms, and they are required to return so-called “Florida excessive profits” to policyholders in the form of a cash refund or credit toward the future purchase of insurance.  To date, we have not been required to return Florida excess profits.  As of December 31, 2007, $0.5 million was accrued for Florida excessive profits expected to be paid in the future.

Regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations.  We may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, which are continually undergoing revision, or the relevant authority’s interpretation of such laws and regulations.  In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry.  These practices may turn out to be different from the interpretations of regulatory authorities.  This extensive regulation of our business may affect the cost of our products and may limit our ability to obtain rate increases or to take other actions that we might pursue to increase our profitability.  Further, changes in the level of regulation of the insurance industry or changes in laws or regulations or interpretations by regulatory authorities could impact our operations and require us to bear additional costs of compliance.

The NAIC has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.”  This system establishes the minimum amount of capital and surplus calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations.  It identifies insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation.  Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.  See “Business—Regulation.”

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

Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies.  Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Maximum contributions required by law in any one state in which we offer insurance vary between 0.2% and 2.0% of direct premiums written.  We recorded an estimate of $3.5 million, and $5.7 million for our expected liability for guaranty fund assessments at December 31, 2007, and 2006, respectively.  These liabilities were offset by related assets for expected recoveries in the form of premium tax credits in the amount of $1.5 million, and $2.4 million at December 31, 2007, and 2006, respectively.  The assessments levied on us may increase as we increase our premiums written.

Many states also have laws that established second injury funds to reimburse employers and insurance carriers for workers’ compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury.  The source of these funds is an assessment charged to workers’ compensation insurance carriers doing business in such states.  Assessments are based on paid losses or premium surcharge mechanisms.  Several of the states in which we operate maintain second injury funds with material assessments.  Our total liability for second injury fund assessments was $6.7 million in 2007 and $8.3 million in 2006.  Our collections from these funds were $2.3 million in 2007 and $1.4 million in 2006.  There is significant uncertainty that these funds will have the money required to reimburse us for our claims.  For example, Florida’s fund currently has significant unfunded liabilities and no reserves exist to satisfy future claims.  Consequently, we have recorded no asset for future collections.  No recoveries are available from Florida’s fund for claims arising from accidents occurring on or after January 1, 1998.  Beginning in the third quarter of 2005, the second injury fund assessment in South Carolina was doubled to 36.8% on losses.  A pre-tax charge of $3.3 million was recorded in the third quarter of 2005 to reflect the impact of this rate change.  During 2006, the second injury fund assessment rate in South Carolina decreased to 24.5% on losses.  The impact of this rate change was to increase 2006 pre-tax income by $2.8 million.  During 2007, the second injury fund assessment rate in South Carolina decreased to 13.9% on losses.  The impact of this rate change was to increase 2007 pre-tax income by $1.8 million.  This is just one example of the impact of assessment rate changes on pre-tax income.  Future rate increases or decreases related to material assessments will lead to volatility in earnings in the period in which the rate change occurs.

Index

As a condition to the ability to conduct business in some states, insurance companies are required to participate in mandatory workers’ compensation shared market mechanisms, or pooling arrangements.  These arrangements provide insurance to companies that are otherwise unable to obtain coverage due, for example, to their prior loss experience.  Our estimated liability is based upon currently available information and could change based on additional information or reinterpretations of existing information concerning the actions of the pools.  Although we price our products to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations.  Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits.  We cannot predict the financial impact of our participation in any shared market or pooling mechanism that may be implemented in the future.  As we write policies in new states that have pooling arrangements, we will be required to participate in additional pooling arrangements.  Further, the insolvency of other insurers in these pooling arrangements would likely increase the liability for other members in the pool.  The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

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

As we only offer workers’ compensation insurance, negative developments in this industry would adversely affect our business.

We only offer workers’ compensation insurance and have no plans to offer any other type of insurance.  As a result of this concentration, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our results of operations and financial condition.  A significant decrease in pricing due to increased competition or regulatory action, adverse court decisions interpreting states’ workers’ compensation laws and newly enacted legislation could negatively impact our business.

On October 29, 2007, NCCI submitted an amended filing calling for a statewide decrease of 18.4%, which was approved by the Florida OIR on October 31, 2007.  The new rates apply to all new and renewal policies as of January 1, 2008.  The effect of the approved decrease cannot currently be ascertained.  If the 2008 premium decrease had been in effect in 2007, our direct premiums written would have declined by $11.6 million, our Florida net loss ratio would have increased by 4.8% and our company-wide net loss ratio would have increased by 1.6%.  If the approved rate decrease results in a material adverse effect on our profitability in Florida, we may elect to reduce the amount of premiums written there.  In states in which we operate, other than administered pricing states, should our competitors offer products at prices lower than we believe would be profitable, we may decline to compete at those lower prices and our premium levels could be reduced.  Many of our competitors are multi-line carriers that can price the workers’ compensation insurance that they offer at a loss in order to obtain other lines of business at a profit.  As we offer only workers’ compensation insurance, we must make a profit on this business and will not lower our price to obtain business below a price that we believe will be profitable for us.

Index

Adverse economic conditions for the construction industry across the states in which we do business could also adversely affect our business, as approximately 35% of our business in 2007 came from underwriting workers’ compensation insurance for the construction industry.  This industry is more vulnerable than most due to downturns in the local economy, including those in the housing market, and natural disasters.  We also derived approximately 30% of our business from the goods and services industry and approximately 20% of our business from the manufacturing industry in 2007.  Negative developments in these industries would have a greater effect on us, compared to more diversified insurers that also sell other types of insurance products.  See also “—Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states.”

If we are unable to obtain reinsurance, our ability to write new policies and to renew existing policies could be adversely affected.

Like other insurers, we manage risk, in part, by buying reinsurance.  We currently purchase excess of loss reinsurance.  Under excess of loss reinsurance, a reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence.  For 2008, 2007 and 2006, our excess of loss reinsurers assumed liability on each loss occurrence up to $30.0 million, subject to our retention of the first $2.0 million.

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

For policies effective January 1, 2005 or later, we maintained excess of loss reinsurance coverage for the layer of loss occurrences in excess of $2.0 million.  Lower layers of excess of loss reinsurance were used in the past primarily to reduce the volatility of our financial results caused by large loss occurrences.  We have continued to purchase excess of loss reinsurance for losses above $2.0 million, up to $20.0 million in 2005, and $30.0 million in 2006, 2007, and 2008.  As a result of the reduction of excess of loss reinsurance purchased, we have reduced our overall reinsurance costs, but will also retain more losses from large loss occurrences.

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

Index

Our status as an insurance holding company with no direct operations could adversely affect our ability to meet our obligations and pay dividends in the future.

AmCOMP is a holding company that transacts substantially all of its business through operating subsidiaries.  Our primary assets are the stock of our operating subsidiaries.  Our ability to meet obligations on outstanding debt, to pay stockholder dividends and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds.  Payments of dividends and advances and repayments by our insurance subsidiaries are restricted by state insurance laws and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future.  See “Business—Regulation—Financial, Dividend and Investment Restrictions.”  In addition, the payment of stockholder dividends by us is within the discretion of our board of directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our board of directors considers relevant.  Currently, we do not intend to pay dividends on our capital stock.

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

The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties.  Our profitability can be affected significantly by:

•	competition;

•	rising levels of loss costs that we cannot anticipate at the time we price our products;

•	volatile and unpredictable developments, including man-made or natural catastrophes or terrorist attacks;

•	changes in the level of reinsurance capacity and capital capacity;

•	changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities;

•	changes in the regulatory or legal framework governing the worker’s compensation system;

•	premium rate levels fixed by regulators; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry.  As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels.  During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected our ability to increase premium rates in other than administered pricing states.  Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates.  The pricing competition returned during 2006 and 2007, and this has again affected our ability to increase rates.  The supply of insurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to continue to decrease or remain flat.  For example, in October 2007, the Florida OIR approved an overall average 18.4% decrease in premium rates for all workers’ compensation insurance policies written by all Florida licensed insurance carriers in 2008.  This reduction may have a material adverse effect on our profitability in Florida next year and may result in a decrease in the number of policies we issue in Florida in 2008.  Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer policies written.  In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality.  This cyclicality may cause the price of our securities to be volatile.

Index

Investigations into insurance and reinsurance practices could cause volatility in our stock and adversely affect our business.

We expect new regulatory requirements related to finite reinsurance to be imposed on the insurance industry.  The NAIC has requested its Property and Casualty Reinsurance Study Group of the Reinsurance Task Force to formally study statutory financial accounting issues related to finite reinsurance.  In an effort to eliminate the abuse of finite reinsurance contracts, changes have been proposed to filing forms that would require insurers to make specific disclosures related to finite reinsurance on their financial statement filings.  Additionally, the Florida OIR has developed and continues to make additional new regulations that would require domestic insurers to make additional disclosures and attestations relating to their finite and other risk limiting reinsurance agreements and comply with new disclosure requirements.  Increased regulation of finite reinsurance may affect the availability or cost of reinsurance in ways that are difficult to foresee at present, and could have a material adverse effect on our business.

Investigations of broker placement and compensation practices initiated by the attorney general’s office of certain states, including the State of New York, together with class action lawsuits initiated against such broker entities and certain insurance companies, have challenged the legality of certain activities conducted by these brokers and companies.  The investigations and suits challenge, among other things, the appropriateness of setting fees paid to brokers based on the volume of business placed by a broker with a particular insurer or reinsurer; the payment of contingent fees to brokers by insurers or reinsurers and the alleged conflict of interest arising from such fee arrangements; the nondisclosure by brokers to their clients of contingent fees paid to them by insurers and reinsurers; bid rigging, and tying the receipt of direct insurance to placing reinsurance through the same broker. AmCOMP distributes its products through independent agents who are appointed by and represent the Company and does not distribute through brokers.  In some cases, we do pay contingent commissions to our agents.  To our knowledge, these investigations have been focused on broker practices.  However, these investigations and lawsuits may change industry practices in unforeseeable ways and those changes could adversely affect the competitive environment in our business.

Acts of terrorism could negatively affect our business and financial condition, and the availability of federal reimbursement for acts of terrorism could expire or be curtailed.

We are required to provide workers’ compensation benefits for losses resulting from certain acts of terrorism.  The impact on us of any terrorist act will depend upon the nature, extent, location and timing of such an act, and could be material.  The extent of losses from an act of terrorism is a function of both the number of workers employed by our policyholders in the area affected by the event and the severity of the event.

The 2002 Act was enacted in response to the events of September 11, 2001.  The program initiated by the 2002 Act applies to losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury.  In order to be certified as an act of terrorism under the 2002 Act, losses incurred as a result of the act are required to exceed $5.0 million, and the act may not be an act of domestic terrorism.  In addition, such losses must arise out of an act of terrorism committed in the course of a war declared by the United States Congress, except with respect to workers’ compensation coverage.  Under the 2002 Act, Federal reimbursement is subject to an annual aggregate limit of $100.0 billion.  Each insurer is responsible for a deductible based on a percentage of its direct premiums earned in the previous calendar year. For losses in excess of the deductible, the Federal government will reimburse 90% of the insurer’s loss, up to the insurer’s proportionate share of the $100.0 billion.  Insurers will not be liable for payments for any portion of losses in excess of the $100.0 billion annual limit.

The 2005 Act extended the 2002 Act for an additional two years to December 31, 2007.  While the underlying structure of the 2002 Act was left intact, the 2005 Act made some adjustments, including increasing the current insurer deductible to 20% of direct premiums earned in 2007. Our 2007 deductible is equal to 20% of 2006 direct premiums earned, or approximately $54 million.   Commencing on January 1, 2007, for losses in excess of the deductible, Federal reimbursement decreased to 85% of the insurer’s loss.  After January 1, 2007, Federal reinsurance will only be available if industry aggregate insured losses from a certified act exceed $100.0 million.  Insurers must still provide terrorism insurance for events causing losses up to the above amount, even though Federal reinsurance is only available for events causing losses exceeding that amount.  The 2007 Act further extended the 2005 Act for seven additional years to December 31, 2014.

Under the 2007 Act, insurers must offer coverage for losses due to terrorist acts in all of their commercial property and casualty insurance policies.  The 2007 Act’s definition of property and casualty insurance includes workers’ compensation insurance.  Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts or from nuclear, biological and chemical attacks.  In addition, we are not able to limit our loss arising from any one catastrophe or any one claimant.  Our reinsurance policies exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks.  Therefore, acts of terrorism could adversely affect our business and financial condition.  The failure to extend the 2007 Act or its extension on terms less favorable to insurers could adversely affect our ability to obtain reinsurance on favorable terms and could influence our underwriting strategy and how we conduct our business in the future.

Index

Risks Related to our Common Stock

Your ability to influence corporate decisions may be limited because our principal stockholders beneficially own approximately 20% of our common stock.

Our principal stockholders, including senior management, directors and their affiliates, beneficially own, in the aggregate, approximately 20% of our common stock.  These stockholders may be able to determine who will be elected to our board of directors and to control substantially all matters requiring approval by our stockholders, including mergers, sales of assets and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.  This concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

The price of our common stock may decrease, and you may lose all or a part of your investment.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are beyond our control, including:

•	variations in our quarterly operating results;

•	changes in operating and stock performance of similar companies;

•	changes in earnings estimates and market price targets by securities analysts;

•	investor perception of the workers’ compensation insurance industry and of our company;

•	results of operations that vary from those expected by securities and other market analysts and investors;

•	future sales of our securities;

•	litigation developments;

•	regulatory actions;

•	departures of key personnel; and

•	general market conditions, including market volatility.

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

Index

Future sales of our common stock, or the possibility or perception that such future sales might occur, may depress its price.

The market price of our common stock could decline as a result of sales of substantial numbers of shares in the public market, or the perception that these sales could occur.  This may make it more difficult for you to sell your shares at a time and at a price that you deem appropriate.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  There were 15,290,181 shares of our common stock outstanding as of February 28, 2008.  All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for the 2,677,239 shares held by our senior management, directors and their affiliates.

 We may also acquire other companies or assets or finance strategic alliances by issuing equity, which may result in additional dilution to you.

Florida and other applicable state insurance laws, certain provisions of our charter documents and Delaware law could prevent or delay a change of control of AmCOMP and could also limit the market price of our common stock.

Florida insurance law prohibits any person from acquiring 10% or more of the outstanding voting securities of us or any of our insurance subsidiaries without the prior approval of the Florida OIR.  Any person who acquires between 5% and 10% of the outstanding securities of us or any of our subsidiaries must file a disclaimer of control with the Florida OIR, provided that the acquiror is not going to participate in management or control.  If the acquirer is planning on participating in management or control, they must obtain prior approval from the Florida OIR for any acquisition exceeding 5%. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the Florida OIR.  In connection with the proposed merger, Employers has filed a Form A with the Florida OIR requesting the required approvals, which request is currently pending.

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

Provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control of AmCOMP, even if such a change in control would be beneficial to our stockholders.  These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions.  These provisions include:

•	authorizing our board of directors to issue up to 5,000,000 shares of preferred stock with rights senior to those of our common stock without further stockholder approval;

•	limiting the ability of our stockholders to call special meetings of stockholders;

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at the stockholder meetings; and

•	prohibiting stockholder action by written consent, thereby limiting stockholder action to that taken at a meeting of our stockholders.

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

Index

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

As a public company, we were required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2007.  When completing this process annually, we may identify control deficiencies of varying degrees of severity that remain unremediated.  As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness.”  A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC.  In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.  If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Our management and independent registered public accounting firm have in the past determined that there are material weaknesses in our internal controls over financial reporting.  If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.

During the preparation of the financial statements for the quarter ended September 30, 2006, our independent registered public accounting firm and management identified certain reportable conditions that constitute material weaknesses in the internal controls over financial reporting.  Specifically, our independent auditors noted that an error was made in the presentation of our book overdrafts.  The error was the result of a book overdraft position being presented as a reduction of “cash and cash equivalents” rather than as an “other liabilities” and required that certain previously filed financial statements be restated.

Our audit committee and management team agreed with the matters identified as material weaknesses.  In response, we initiated corrective actions to address these control deficiencies.  If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in leased premises of approximately 33,758 square feet in North Palm Beach, Florida.  We also lease a total of approximately 69,264 square feet of office space in 9 states.  We believe that there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

Item 3.  Legal Proceedings

We are periodically a party to routine litigation incidental to our business.  We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded on the Nasdaq National Market System under the ticker symbol “AMCP”.  On February 9, 2006, the SEC declared the Company’s registration statement effective and the Company’s common stock began trading on February 10, 2006.  The following table shows the high and low per share closing sale prices of our common stock for the period indicated, as reported on The Nasdaq National Market.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2007 Price Range		2006 Price Range
	High	Low	High	Low
First Quarter (1)	$11.85	$9.66	$9.65	$8.80
Second Quarter	$10.92	$8.75	$10.54	$9.50
Third Quarter	$10.04	$7.32	$10.34	$8.75
Fourth Quarter	$10.48	$8.91	$11.22	$9.15

(1) The stock prices for the first quarter 2006 reflect the period from the Company’s initial public offering of February 10, 2006 through the end of the quarter, March 31, 2006.

As of February 28, 2008, there were 15,290,181 shares of common stock issued and outstanding held by 45 shareholders of record, although the number of beneficial shareholders was much larger.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities in 2007.

Purchase of Equity Securities

On August 28, 2007, the Company announced a share repurchase program to acquire up to 1.5 million shares of the Company’s common stock. The program was intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with the SEC’s requirements.  Repurchases under this authorization commenced in August 2007, and were suspended in December 2007, in connection with the potential acquisition of the Company by Employers.  As of February 28, 2008, 559,954 shares have been repurchased pursuant to this authorization at an average cost of $9.76 per share.

Index

Details of the repurchase activity under the repurchase plan are a follows:

2007:	Total Number of Shares Repurchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
Month #1 (August 28, 2007 - August 31, 2007)	16,800	$9.45	16,800	1,483,200
Month #2 (September 1, 2007 - September 30, 2007)	217,100	$9.52	233,900	1,266,100
Month #3 (October 1, 2007 - October 31, 2007)	125,254	$9.89	359,154	1,140,846
Month #4 (November 1, 2007 - November 30, 2007)	183,000	$9.97	542,154	957,846
Month #5 (December 1, 2007 - December 6, 2007)	17,800	$9.86	559,954	940,046
Total	559,954	$9.76	559,954	940,046

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about stock option awards under the Company’s equity compensation plans as of December 31, 2007. The plans are discussed further in Note 15 to the Company’s Consolidated Financial Statements included herein.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	906,422	$ 9.43	174,892
Equity compensation plans not approved by security holders	–	–	–
Total	906,422	$ 9.43	174,892

Index

Item 6.  Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report.  The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004, 2003 are derived from our audited consolidated financial statements not included in this report.  These financial statements have been prepared in accordance with GAAP.  Our historical results may not be indicative of the operating results to be expected in any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except per-share data)
Statement of Operations Data:
Revenues:
Net premiums earned	$229,349	$266,456	$256,603	$181,186	$164,287
Net investment income	20,102	17,461	10,798	6,077	4,803
Net realized investment (loss) gain	(473)	(307)	(385)	982	2,644
Other income (loss)	127	333	285	332	(2,464	)(1)
Total revenue	$249,105	$283,943	$267,301	$188,577	$169,270
Expenses:
Losses and loss adjustment expenses(2)	$126,562	$163,670	$143,663	$119,121	$109,518
Policy acquisition expenses	41,180	49,547 (3)	51,508 (4)	19,499	21,735
Underwriting and other expenses	36,014	32,175	34,447	32,280	30,244
Dividends to policyholders	11,334	9,926	8,612	6,983	5,796
Interest expense	3,717	3,807	2,960	1,389	410
Total expenses	$218,807	$259,125	$241,190	$179,272	$167,703
Income before income taxes	30,298	24,818	26,111	9,305	1,567
Income tax expense	11,462	8,256	9,326	4,275	632
Net income	$18,836	$16,562	$16,785	$5,030	$935
Operating Data:
Direct premiums written	$220,565	$266,827	$270,331	$260,173	$231,083
Gross premiums written	225,545	273,713	277,095	270,981	239,484
Net premiums written	221,084	264,788	267,652	217,472	144,952
Per Share Data:
Earnings per share
Basic	$1.20	$1.15	$3.13	$0.94	$0.17
Diluted	1.20	1.11	1.76	0.53	0.10
Weighted average common shares outstanding
Basic	15,647	14,452	5,367	5,368	5,368
Diluted	15,656	14,931	9,562	9,564	9,562
Selected Insurance Ratios:
Net loss ratio(5)	55.2%	61.4%	56.0%	65.7%	66.7%
Net policy acquisition expense ratio(6)	18.0	18.6	20.1	10.8	13.2
Underwriting and other expense ratio(7)	15.7	12.1	13.4	17.8	18.4
Net combined ratio, excluding policyholder dividends(8)	88.9%	92.1%	89.5%	94.3%	98.3%
Dividend ratio(9)	4.9	3.7	3.4	3.9	3.5
Net combined ratio, including policyholder dividends(10)	93.8%	95.8%	92.9%	98.2%	101.8%

Index

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except per share data)
Balance Sheet Data:
Assets
Cash and investments	$454,199	$436,775	$338,546	$265,407	$183,884
Premiums receivable—net	88,486	106,270	104,522	101,638	96,818
Reinsurance recoverables	67,807	75,360	83,880	115,870	99,894
Deferred policy acquisition costs	19,116	20,749	19,413	14,695	4,902
Deferred income taxes	19,889	21,613	20,871	17,646	19,368
Other assets	19,666	23,730	22,455	32,814	52,506
Total assets	$669,163	$684,497	$589,687	$548,070	$457,372
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$324,224	$334,363	$309,857	$297,698	$251,122
Unearned and advance premiums	102,672	115,218	115,574	114,235	102,804
Notes payable	36,464	38,250	40,036	41,821	11,607
Other liabilities	47,626	57,378	52,239	35,981	37,055
Total liabilities	510,986	545,209	517,706	489,735	402,588
Preferred stock	–	–	23,098	23,098	23,098
Total stockholders’ equity	158,177	139,288	71,981	58,335	54,784
Total liabilities and stockholders’ equity	$669,163	$684,497	$589,687	$548,070	$457,372

(1)	Includes a pre-tax loss of $2.1 million from the commutation of two reinsurance agreements in 2003.

(2)
Includes favorable loss reserve development for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 of $36.5 million, $14.2 million, $24.7 million, $8.3 million, and $1.0 million, respectively.

(3)	During 2006, the second injury fund assessment rate in South Carolina decreased to 24.5% on losses. The impact of this rate change was to increase 2006 pre-tax income by $2.8 million.

(4)	Beginning in the third quarter of 2005, the second injury fund assessment in South Carolina was doubled, which resulted in a pre-tax charge of $3.3 million in the third quarter of 2005.

(5)	Losses and LAE divided by net premiums earned, after the effects of reinsurance.

(6)
Policy acquisition expenses, including commissions, assessments, premium tax and general and administrative expenses directly associated with policy acquisition, divided by net premiums earned, after the effects of reinsurance.

(7)	Underwriting and other expenses not directly associated with policy acquisition divided by net premiums earned.

(8)	Sum of ratios referenced in footnotes 5, 6 and 7.

(9)	Dividends to policyholders divided by net premiums earned.

(10)	Sum of ratios computed in footnotes 8 and 9.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this report.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  Our actual results in future periods may differ from those referred to herein due to a number of factors, including the risks described in the sections entitled “Risk Factors” and “Forward-Looking Statements and Associated Risks” and elsewhere in this report.

Overview

AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and AmCOMP Assurance, in the workers’ compensation insurance business.  Our long-term source of consolidated earnings is principally the income from our workers’ compensation insurance business and investment income from our investment portfolio.  Workers’ compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment.  We are licensed as an insurance carrier in 25 states and the District of Columbia, but currently focus our resources in 17 states that we believe provide the greatest opportunity for near-term profitable growth.

Our results of operations are affected by the following business and accounting factors and critical accounting policies:

Revenues

Our revenues are principally derived from:

•
premiums we earn from the sale of workers’ compensation insurance policies and from the portion of the premiums assumed from the National Workers’ Compensation Reinsurance Pool (“NWCRP”) and other state mandated involuntary pools, which we refer to as gross premiums, less the portion of those premiums that we cede to other insurers, which we refer to as ceded premiums.  We refer to the difference between gross premiums and ceded premiums as net premiums; and

•	investment income that we earn on invested assets.

Expenses

Our expenses primarily consist of:

•
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

•	dividends paid to policyholders, primarily in administered pricing states where premium rates are set by the regulators;

Index

•
commissions and other underwriting expenses, which consist of commissions we pay to agents, premium taxes and company expenses related to the production and underwriting of insurance policies, less ceding commissions reinsurers pay to us under our reinsurance contracts;

•	other operating and general expenses, which include general and administrative expenses such as salaries, rent, office supplies and depreciation and other expenses not otherwise classified separately;

•	assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and other second injury funds; and

•	interest expense under our bank credit facility and surplus notes issued to third parties.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future.  We view as our critical accounting policies the estimates and assumptions used in establishing our loss reserves, reinsurance,  reinsurance recoverables, premium revenues, deferred policy acquisition costs, valuation of investments, dividends to policyholders, and income taxes.

Loss and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite.  We are also liable for a proportional share of losses from state mandated involuntary pools.  The state mandated involuntary pools are a mechanism used to reinsure the risk underwritten by state created workers’ compensation insurance.  Insurance companies are generally required to participate in these state created workers’ compensation insurance programs as a condition to conducting business in these states.  The NWCRP, the largest of the state mandated involuntary pools, is administered by NCCI.  Each year, NCCI establishes an estimated reserve for losses arising from this pool and notifies us of our proportionate share of loss reserves from this pool.  We add our share of the loss reserves from this pool to the loss reserves for the insurance policies our insurance subsidiaries underwrite.  Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss.  To recognize liabilities for unpaid loss and LAE, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses.  Except as mandated by Texas statutes on fatality claims where the calculation takes into account the life expectancy of a surviving spouse, we do not discount our reserves for estimated losses and LAE.

When claims are reported to one of our insurance subsidiaries, its claims personnel establish “case reserves” that represent an estimate of the amount (including LAE) that we will have to pay in respect of these claims.  The amount of the reserve is primarily based upon a case-by-case evaluation of the claims involved, the circumstances surrounding each claim, historical loss experience and the policy provisions relating to the type of losses.  The estimate reflects the informed judgment of our claims personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims personnel.  Our claims professionals continually monitor all open claims.  As new information becomes available about the claims, the case reserves may be updated.

In accordance with industry practice, we also maintain estimates of reserves for losses and LAE incurred but not reported, or IBNR.  IBNR reserves, unlike case reserves, do not apply to a specific claim, but rather apply to the entire body of claims arising from a specific time period.  IBNR primarily provides for costs due to:

•	future claim payments and LAE in addition to case reserves due to unforeseen or unknown events;

•	additional claim payments on closed claims;

•	claims that have not yet been reported to us; and

•	development in excess of claim reserves on claims that have been reported to us.

Index

Our internal actuaries and the independent actuarial consulting firm we have retained prepare estimates of our insurance subsidiaries’ IBNR reserves by state and loss year using generally accepted actuarial techniques.  These estimates are currently prepared quarterly.  Our independent actuarial firm participates in our IBNR estimation process three times annually (as of June 30, September 30 and December 31).  These estimates are analyzed on a gross of reinsurance basis and on a net of all reinsurance recoverables basis.  Estimation of loss reserves is subject to variation as a result of factors such as inflation, claims settlement patterns, legislative activity and litigation trends.  Our IBNR estimates are affected by the results of nine separate actuarial reserving methods, our assumptions regarding the adequacy of case reserves, the impact of future wage and medical inflation, litigation trends, the quality of recent underwriting standards and actuarial judgment.  Consistent with industry practices, the actuarial judgment of our management plays a significant part in the reserving process.  Actuarial judgment takes into account our assumptions regarding future claims emergence, the number of claims to be closed in the future with or without payment, amounts that may be collected from subrogation and any other changes expected to occur in the future.  Changes in the assumptions we employ or our estimates associated with such assumptions could result in materially different amounts being reported as reserves.  If necessary, we will increase or decrease the level of our reserves, with a corresponding change in our expenses in the period in which the increase or decrease occurs, as experience develops or new information becomes known in the period in which changes to the estimates are determined.  As of December 31, 2007, our case reserves and IBNR net of reinsurance were $176.8 million and $81.1 million, respectively.  Gross of reinsurance, these amounts were $198.3 million and $125.9 million, respectively.

The range of estimates for IBNR as of December 31, 2007 produced by the various separate actuarial reserving methods we reviewed ranged from $42.4 million above the point estimate (for the reserve development method) and $30.2 million below the point estimate (for the paid loss development method).  This range does not necessarily constitute a range of reasonable estimates and does not imply that each of these loss estimates is equally likely.  No one actuarial reserving method has consistently been found to be more predictive than any other.

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

The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.”  Development is unfavorable when ultimate losses indicate a basis for increases over the established reserves.  Development is favorable when ultimate losses indicate a basis for reducing the established reserves.  Favorable or unfavorable development of loss reserves is reflected in the earnings of the period during which the development is identified.  A 10-year history of the development of our loss reserves is set forth in the loss development table in this report under “Business—Loss and Loss Adjustment Expense Reserves.”  Our current loss reserve estimates may be subject to development in future years and reserve development may take a long time to appear because of the uncertainty inherent in currently estimating long-term liabilities.

The state-specific assumptions regarding the claim payment and claim reporting patterns are established by considering loss development patterns for the industry, as well as our loss development patterns for the state being examined and Florida, the state in which we have the most extensive loss experience.  The state-specific assumptions regarding the expected net loss ratios are established by examining historic pricing levels in that state for that accident year and our and the consulting firm’s judgment on the expected difference between our net loss ratio and that of the workers’ compensation insurance industry given the same pricing structure.  Claim cost and claim averages are based on AmCOMP’s history and our judgment and that of the independent actuarial firm regarding trends.

Index

We develop our IBNR estimate separately, for each state and accident year, based on our review of the results of nine separate actuarial methods (five separate methods for accident years prior to 1998) and actuarial judgment.  After reviewing the nine actuarial methods for each state and accident year, we select an estimate of ultimate losses (the “point estimate”) for each state and accident year.  Our point estimate of IBNR is the compilation of the estimate of ultimate losses by state for each accident year and equals the total ultimate loss estimate minus the incurred losses.  We book to this point estimate.  We observe that the selected estimated ultimate loss is most sensitive to four of the nine actuarial methods examined:

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

Historically, our point estimate generally follows a weighting of the four methods described above.  The weights we observe are:

Accident Years	Method	Weight
2001 to 2006	Paid Bornhuetter-Ferguson Method	25%
2001 to 2006	Incurred Bornhuetter-Ferguson Method	25%
2001 to 2006	Paid Loss Development Method	25%
2001 to 2006	Incurred Loss Development Method	25%
1982 to 2000	Paid Bornhuetter-Ferguson Method	0%
1982 to 2000	Incurred Bornhuetter-Ferguson Method	0%
1982 to 2000	Paid Loss Development Method	50%
1982 to 2000	Incurred Loss Development Method	50%

Index

We believe the weightings displayed above are appropriate for a long-tailed line of business such as workers’ compensation insurance.  Initially, when loss experience is very immature and the ultimate payout of our largest claims is still unknown, the expected loss ratio should carry relatively more weight than after experience has developed more fully.  As loss experience matures, the initial expected loss ratio becomes less important as it does not consider all of the new loss information that has become available.  As a result, the weighting of the Bornhuetter-Ferguson methods decreases from 25% to 0% after five years and the weighting of the loss development methods increases from 25% to 50% after 5 years.  The 0% weight of the Bornhuetter-Ferguson methods for accident years older than five years should not suggest that the Bornhuetter-Ferguson methods are not considered, but rather that they are typically not given significant weight when selecting our estimate of ultimate losses for older accident years.  In the future, as we compare the actual losses with the different estimates of losses for recent accident years, we may change the relative weightings of these and other actuarial methods.

Reserve estimates derived using the Bornhuetter-Ferguson methods are driven by our assumptions related to the expected loss ratio and the expected reporting or payment pattern for losses, while reserve estimates derived using the loss development methods are solely driven by our assumptions related to the expected reporting and payment patterns, and are not at all affected by our assumptions related to the expected loss ratio.  Reporting and payment pattern refers to the estimated percentage of the ultimate losses for a particular state that have been reported or paid at a particular valuation date.  The table below quantifies the impact that reasonably likely changes in these three variables—the expected loss ratio, the expected payment pattern and the expected reporting pattern for losses—would have on the recorded net and gross reserves for losses and LAE at December 31, 2007.  Due to the selection of weights in the table above, changes in the initial expected loss ratio do not have an effect on accident years prior to 2001.

Sensitivity of Net Loss Reserves to Changes in Actuarial Assumptions
as of December 31, 2007
(all dollar amounts in thousands)

Change in Assumptions	Change in Net Loss Reserves
Improve Expected Loss Ratio by 10%	$ (7,468)
Deteriorate Expected Loss Ratio by 10%	7,468
Improve Paid Loss Development Pattern by 10%	(8,423)
Deteriorate Paid Loss Development Pattern by 10%	8,205
Improve Incurred Loss Development Pattern by 10%	(3,398)
Deteriorate Incurred Loss Development Pattern by 10%	3,355
Improve Expected Loss Ratio by 10% and Improve Loss Development Patterns by 10%	(18,813)
Improve Expected Loss Ratio by 10% and Deteriorate Loss Development Patterns by 10%	3,641
Deteriorate Expected Loss Ratio by 10% and Improve Loss Development Patterns by 10%	(4,829)
Deteriorate Expected Loss Ratio by 10% and Deteriorate Loss Development Patterns by 10%	19,477

Index

Sensitivity of Gross Loss Reserves to Changes in Actuarial Assumptions
as of December 31, 2007
(all dollar amounts in thousands)

Change in Assumptions	Change in Gross Loss Reserves
Improve Expected Loss Ratio by 10%	$ (9,565)
Deteriorate Expected Loss Ratio by 10%	9,565
Improve Paid Loss Development Pattern by 10%	(12,788)
Deteriorate Paid Loss Development Pattern by 10%	9,753
Improve Incurred Loss Development Pattern by 10%	(4,932)
Deteriorate Incurred Loss Development Pattern by 10%	4,877
Improve Expected Loss Ratio by 10% and Improve Loss Development Patterns by 10%	(26,655)
Improve Expected Loss Ratio by 10% and Deteriorate Loss Development Patterns by 10%	7,231
Deteriorate Expected Loss Ratio by 10% and Improve Loss Development Patterns by 10%	(8,785)
Deteriorate Expected Loss Ratio by 10% and Deteriorate Loss Development Patterns by 10%	27,555

As summarized in the tables above, we estimated the sensitivity of the reserve estimates to three items:

1.  Changes in the initial expected loss ratio—We varied the initial expected loss ratio utilized in the Bornhuetter-Ferguson methods by + / - 10% (e.g., if the initial expected loss ratio was 60% for a particular state and accident year, we calculated the sensitivity of reserves to a change in loss ratio of 6% = 10% × 60%).  Changes in the initial expected loss ratio affect the results of the two Bornhuetter-Ferguson methods.

2.  Changes in the paid loss development pattern—We varied the paid loss development pattern by + / - 10% (e.g., if paid losses were expected to develop by 50% for a particular state and accident year, we calculated the sensitivity of reserves to a change in paid loss development factors of 5.0% = 10% × 50%).  Changes in the paid loss development factors affect the results of the Paid Loss Bornhuetter-Ferguson Method and the Paid Loss Development Method.

3.  Changes in the incurred loss development pattern—We varied the incurred loss development pattern by + / - 10% (e.g., if incurred losses were expected to develop by 30% for a particular state and accident year, we calculated the sensitivity of reserves to a change in incurred loss development factors of 3.0% = 10% × 30%).  Changes in the incurred loss development factors affect the results of the Incurred Loss Bornhuetter-Ferguson Method and the Incurred Loss Development Method.

We believe that loss ratios 10% above or below our expected loss ratio constitute a reasonable range of expectations for each state and accident year in which we have loss reserves.  In addition, we believe the adjustments (10%) that we made to improve or deteriorate the paid and incurred loss development patterns are also reasonably likely outcomes.  Assumptions about loss development patterns are made based on our entire claim history back to 1982, while assumptions about expected loss ratios are made based on our current pricing and only up to two years of aggregated industry data.  As a result of the longer relevant history of loss patterns, loss development patterns are considerably more stable and warrant a smaller variation.  Such changes in the net reserves for losses and loss adjustment expense would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the incremental or reduced amount of losses is paid.

Index

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

Recognition of Premium Revenue

All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided.  The insurance premiums we charge are billed to our policyholders either annually or under various installment plans based on the estimated annual premium under the policy terms.  We recognize the premium revenue for the proportionate share of the risks assumed from state mandated involuntary pools on a quarterly basis.  At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine earned premiums for the policy year.  Earned but unbilled premiums include estimated future audit premiums.  Estimates of future audit premiums are based on our historical experience.  These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions and seasonality.  Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable.  The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known.  Any such adjustments are included in current operations.  The reserve for unearned premiums is determined on a daily pro rata basis.

Index

Deferred Policy Acquisition Costs

To the extent recoverable from future policy revenues, costs that vary with and are primarily related to the production of new and renewal business, such as commissions paid to agents and our other acquisition expenses, net of reinsurance ceding allowances received, have been deferred and are amortized over the effective period of the related insurance policies.  The method followed in computing deferred policy acquisition costs limits such deferred amounts to their estimated realizable value.  The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance underwriting.  If our insurance underwriting ceases to be profitable, we may have to write off a portion of our deferred policy acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized.  At December 31, 2007 and 2006, our deferred acquisition costs were $19.1 million and $20.7 million, respectively.

Investments

Fixed maturity investments are designated at purchase as held-to-maturity or available-for-sale.  Held-to-maturity investments are reported at amortized cost.  Securities classified as available-for-sale are reported at fair value with unrealized appreciation and depreciation, net of deferred taxes, on our balance sheet in accumulated other comprehensive income as a separate component of stockholders’ equity.  We have historically held until maturity those securities designated as held-to-maturity and intend to maintain our investment guidelines so that we would do so in the future.

Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

We continuously monitor our portfolio to preserve principal values whenever possible.  All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary.  An investment in a fixed maturity security is impaired if its fair value falls below its book value.  Factors considered in determining whether a decline is considered to be other-than-temporary include length of time and the extent to which fair value has been below book value, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery.  If an impairment of a security is determined to be other-than-temporary, such impairment will result in a charge to net income in the period in which such other-than-temporary determination is made.  For details on our investments in an unrealized loss position, see “Business—Investments.”

Dividends to Policyholders

An estimated provision for our dividends to policyholders is accrued as the related premiums are earned.  We offer dividend programs to our policyholders in Florida and Wisconsin, where rates are set by state insurance regulators, and in Georgia, Texas and Virginia, to a lesser extent.  These dividends are not guaranteed and are required to be approved by the boards of directors of our insurance subsidiaries.  The boards of directors may base their decisions to pay dividends on many factors, including (1) an individual policyholder’s net loss ratio, (2) the insurance subsidiary’s overall net loss ratio and (3) the terms of the individual policyholder’s dividend plan.  The type of dividend plan is stated in the policy and, other than with respect to flat dividend policies in Wisconsin, has a direct relationship to the amount of losses incurred under that policy.  The prior loss experience of the policyholder is a key element in the estimation of our dividend liability.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued an interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation establishes a “more likely than not” recognition threshold for tax benefits to be recognized in the financial statements.  The “more likely than not” determination is to be based solely on the technical merits of the position.  This interpretation was adopted by the Company on January 1, 2007.  As of the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.  We recognize income tax related interest in interest expense and penalties in income tax expense.  Income tax related interest recognized in the year ended December 31, 2007 was $0.2 million.  Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively.  There are no income tax examinations currently in process.

Index

Measurement of Results

We evaluate our operations by monitoring key measures of growth and profitability.  We measure our growth by examining our gross premiums.  We measure our operating results by examining our net income, return on equity, and our loss and LAE, expense, dividend and combined ratios.  The following provides further explanation of the key measures that we use to evaluate our results:

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

Net Premiums Earned.  Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year and is recognized as revenue.  It represents the portion of premium that belongs to us on the part of the policy period that has passed and for which coverage has been provided.  Net premium earned is used to calculate the net loss, policy acquisition expense, underwriting and other epense and dividend ratios, as indicated below.

Net Loss Ratio.  The net loss ratio is a measure of the underwriting profitability of an insurance company’s business.  Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

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

While calendar year loss ratios are useful in measuring our profitability, we believe that accident year loss ratios are more useful in evaluating our underwriting performance for any particular year because an accident year loss ratio better matches premium and loss information.  Furthermore, accident year loss ratios are not distorted by adjustments to reserves established for insured events that occurred in other periods, which may be influenced by factors that are not generally applicable to all years.  The loss ratios provided in this report are calendar year loss ratios, except where they are expressly identified as accident year loss ratios.  See “—Results of Operations,” “Business—Overview” and “—Regulation.”

Index

Policy Acquisition Expense Ratio.  The policy acquisition expense ratio is a measure of an insurance company’s operational efficiency in producing and underwriting its business. Expressed as a percentage, this is the ratio of premium acquisition expenses to net premiums earned.

Underwriting and Other Expense Ratio.  The underwriting and other expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of underwriting and other expenses to net premiums earned. For underwriting and other expense ratio purposes, underwriting and other expenses of an insurance company exclude investment expenses and dividends to policyholders.

Dividend Ratio.  The dividends to policyholders ratio equals policy dividends incurred in the current year divided by net premiums earned for the year.

Net Combined Ratio.  The net combined ratio is a measure of an insurance company’s overall underwriting profit.  This is the sum of the net loss, policy acquisition expense, underwriting and other expense, and dividend ratios.  If the net combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

Return on Equity.  This percentage is the sum of return on equity (“ROE”) from underwriting, ROE from investing, the ROE impact of debt and ROE from other income, multiplied by one minus the effective tax rate.   ROE from underwriting is calculated as one minus the combined ratio, representing our underwriting profit percentage, multiplied by our operating leverage (annualized net premiums earned divided by average equity).  ROE from investing is calculated by multiplying the investment yield for the period by our investment leverage (average investments divided by average equity).  The ROE impact of debt is calculated by multiplying the effective interest rate on debt for the period by our financial leverage (average debt divided by average equity).  We use return on equity to measure our growth and profitability. We can compare our return on equity to that of other companies in our industry to see how we are performing compared to our competition.

Index

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005	Increase (decrease) 2007 over 2006	Increase (decrease) 2006 over 2005
	(Dollars in thousands)
Selected Financial Data:
Gross premiums written	$225,545	$273,713	$277,095	(17.6)%	(1.2)%
Net premiums written	221,084	264,788	267,652	(16.5)	(1.1)
Gross premiums earned	236,997	277,018	276,117	(14.4)	0.3

Net premiums earned	229,349	266,456	256,603	(13.9)	3.8
Net investment income	20,102	17,461	10,798	15.1	61.7
Net realized investment loss	(473)	(307)	(385)	54.1	(20.3)
Other income	127	333	285	(61.9)	16.8
Total revenue	$249,105	$283,943	$267,301	(12.3)%	6.2%
Losses and loss adjustment expenses	126,562	163,670	143,663	(22.7)	13.9
Policy acquisition expenses	41,180	49,547	51,508	(16.9)	(3.8)
Underwriting and other expenses	36,014	32,175	34,447	11.9	(6.6)
Dividends to policyholders	11,334	9,926	8,612	14.2	15.3
Interest expense	3,717	3,807	2,960	(2.4)	28.6
Federal and state income taxes	11,462	8,256	9,326	38.8	(11.5)
Net income	$18,836	$16,562	$16,785	13.7%	(1.3)%

Key Financial Ratios:
Net loss ratio	55.2%	61.4%	56.0%
Net policy acquisition expense ratio	18.0	18.6	20.1
Underwriting and other expense ratio	15.7	12.1	13.4
Net combined ratio, excluding policyholder dividends	88.9%	92.1%	89.5%
Dividend ratio	4.9	3.7	3.4
Net combined ratio, including policyholder dividends	93.8%	95.8%	92.9%
Return on equity	12.7%	15.7%	25.8%

Gross premiums written decreased $48.2 million, or 17.6% in 2007 as compared to 2006. Direct premiums written decreased $46.3 million, while assumed premiums written decreased $1.9 million.  Direct premiums written decreased due to decreases in writings in Florida ($37.5 million), Indiana ($7.3 million), Wisconsin ($3.1 million), and Texas ($2.7 million), offset by increases in Illinois ($2.2 million), and Mississippi ($1.6 million), combined with other smaller changes.  The decrease in Florida premiums is the result of the 15.7% rate decrease in 2007, a 5.7% decline in in-force policies as of December 31, 2007 from 2006, and a reduction in construction-related payrolls.  For all other states with significant changes in direct premiums written, generally, the change in the number of policies is consistent with the change in premiums written.  The decrease in assumed premiums written is the result of a decrease in Indiana premiums assumed through involuntary pools.  Such increases or decreases in premiums assumed from involuntary pools are the result of changes in the total written premiums in the pool and/or a change in the Company’s premiums as a percentage of total premiums written in the state for the same line of business.

Index

Gross premiums written decreased $3.4 million, or 1.2% in 2006 as compared to 2005. Direct premiums written decreased $3.5 million, while assumed premiums written increased $0.1 million.  The decrease in direct premiums written is primarily driven by decreases in direct written premiums in Florida ($8.4 million), Indiana ($6.8 million), and Tennessee ($3.3 million), offset by increases in Texas ($5.0 million), Illinois ($3.3 million), Wisconsin ($2.9 million), North Carolina ($2.5 million), and Virginia ($1.5 million).  All other states combined decreased by $0.2 million.  The decrease in Florida premiums is the result of a rate decrease during the year, with the number of policies written in Florida remaining relatively flat.  For all other states with significant changes in direct premiums written, the change in the number of policies was consistent with the change in direct premiums written.  The overall number of policies written decreased 2.2% during the year.

              Net premiums written decreased $43.7 million, or 16.5% in 2007 as compared to 2006.  This decrease is the result of the decrease in gross premiums written, combined with a decrease in ceded premiums written of $4.5 million.  The decrease in ceded premiums written is the result of a change in the ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis.  The retention in our 2007 and 2006 excess-of-loss treaties was unchanged at $2.0 million.

Net premiums written decreased $2.9 million, or 1.1% in 2006 as compared to 2005.  This decrease is the result of the decrease in gross premiums written.  The retention in our 2006 and 2005 excess-of-loss treaties was unchanged at $2.0 million.

Gross premiums earned decreased $40.0 million, or 14.4% in 2007 as compared to 2006.  This decrease is primarily the result of a decrease in direct earned premiums, with the largest decreases being in Florida ($31.8 million), Indiana ($6.9 million), Tennessee ($2.2 million), Wisconsin ($2.0 million) and Kentucky ($1.4 million), offset by increases in Illinois ($2.8 million) and Georgia ($1.2 million), combined with other smaller changes.  Assumed premiums earned also decreased by $1.9 million, as a result of the decrease in assumed premiums written.

Gross premiums earned increased $0.9 million, or 0.3% in 2006 as compared to 2005.  This increase is the direct result of an increase in direct earned premiums, with the largest increases being in Wisconsin ($4.3 million), Texas ($3.7 million) and Illinois ($3.5 million), offset by decreases in Indiana ($5.6 million) and Tennessee ($4.6 million).  Florida earned premium decreased $0.7 million.

Net premiums earned decreased $37.1 million, or 13.9% in 2007 as compared to 2006.  This decrease is primarily the result of the decrease in gross premiums earned.  The change in gross premiums earned was partially offset by a $2.9 million decrease in ceded premiums earned, caused by a decrease in the reinsurance premiums rates from 4.5% of direct premiums on the 2005 treaties to 3.2% on the 2006 and 2007 treaties.  As the 2005 treaty was settled on a run-off basis, the rate on the 2005 treaty continued to impact ceded premiums earned in 2006.

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

Index

The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

	2007	Percent of Gross Premiums Earned	2006	Percent of Gross Premiums Earned	2005	Percent of Gross Premiums Earned
	(Dollars in thousands)
Gross premiums earned	$236,997	100.0%	$277,018	100.0%	$276,117	100.0%
Excess reinsurance premiums	(7,619)	(3.2)	(10,814)	(3.9)	(12,224)	(4.5)
Facultative reinsurance premiums	–	–	221	0.1	–	–
Quota share reinsurance premiums	(29)	0.0	31	0.0	(7,290)	(2.6)
Net premiums earned	$229,349	96.8%	$266,456	96.2%	$256,603	92.9%

Net investment income increased $2.6 million or 15.1% in 2007 as compared to 2006. The increase is attributable to a 15.0% increase in the average balance of invested assets during 2007 as compared to 2006.  The additional funds available for investment were provided by cash generated from operating activities.

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

Losses and loss adjustment expenses decreased $37.1 million, or 22.7% in 2007 as compared to 2006.  Loss and loss adjustment expenses were 55.2% and 61.4% of net premiums earned in 2007 and 2006, respectively.  These changes are the result of a few factors.  First, reflected in our losses and LAE in 2007 is a $36.5 million redundancy, net of reinsurance, for years prior to 2007.  Excluding business assumed from state mandated pools, the redundancy in the year ended December 31, 2007 was attributable to prior accident year reserve decreases in Florida ($17.6 million), Tennessee ($4.9 million), Wisconsin ($2.8 million), Indiana ($2.8 million), South Carolina ($2.2 million), Texas ($2.2 million), North Carolina ($1.7 million), Georgia ($1.2 million) and less significant decreases in several other states.  The accident years with the largest redundancies were 2006 ($13.4 million), 2005 ($11.1 million) and 2004 ($6.4 million).  The redundancy for 2007 was more than the redundancy of $14.2 million in 2006.  Second, loss and loss adjustment expenses decreased as a result of the decrease in net premiums earned discussed above.  These decreases in loss and loss adjustment expense were partially offset by an increase in the current net accident year loss ratio.  The current net accident year loss ratio, excluding business assumed from state mandated pools and adjusting and other expense, increased to 66.6% for 2007 from 63.4% in 2006.  Additionally, adjusting and other expense was 4.8% of net premiums earned in 2007, up from 3.9% in 2006.

Losses and loss adjustment expenses increased $20.0 million, or 13.9% in 2006 as compared to 2005.  Loss and loss adjustment expenses were 61.4% and 56.0% of net premiums earned in 2006 and 2005, respectively.  The primary causes of the increased loss ratios are the reduction of the redundancy as well as an increase in catastrophic claims and an overall increase in severity during 2006.  Reflected in our losses and LAE in 2006, is a $14.2 million redundancy, net of reinsurance, for years prior to 2006.  Excluding assumed business, this redundancy was attributable to prior accident year reserve decreases in Florida ($10.9 million), Tennessee ($7.2 million), Indiana ($4.3 million), and Texas ($3.7 million), offset by increases in North Carolina ($4.7 million), and Wisconsin ($3.8 million), with the remaining offset being attributable to other states and assumed business.  Reflected in our losses and LAE in 2005, was a $24.7 million redundancy, net of reinsurance, for years prior to 2005.  Additionally, as of December 31, 2006, the current accident year loss ratio, excluding the involuntary pool and ULAE, increased to 63.4% from 61.3% for the prior accident year.  Contributing to the higher accident year loss ratio were increases in South Carolina (to 124.2% from 66.9% at December 31, 2005), Virginia (to 95.1% from 56.5%), Georgia (to 80.3% from 60.7%), and North Carolina (to 91.5% from 67.5%).  These increases were offset by decreases in net accident year loss ratios for Tennessee (to 79.3% from 101.6%) and Texas (to 39.2% from 44.6%).  Loss and LAE on involuntary pools increased to 1.2% of net premiums earned from 0.8% as of December 31, 2005. Additionally, adjusting and other expense was 3.9% of net premiums earned in 2006, and 3.7% for 2005.

Index

Policy acquisition expenses decreased $8.4 million, or 16.9% in 2007 as compared to 2006.  Policy acquisition expenses decreased to 18.0% from 18.6% of net premiums earned in 2007 and 2006, respectively.  This decrease is primarily the result of a decrease in assessments, offset by an increase in the general and administrative component of policy acquisition expenses.  Commissions and premium taxes as a percentage of net premiums earned were relatively consistent between 2007 and 2006.  Assessments, including guaranty fund credits which reduce premium tax expense, represented 1.4% of net premiums earned, compared to 2.9% for 2006.  The decrease in assessments is a result of decreases in subsequent injury fund and guaranty fund assessment expenses.  The decrease in subsequent injury fund assessment expense is primarily the result of decreases in Florida ($1.4 million) and South Carolina ($0.7 million) subsequent injury fund assessments, offset by an increase in the Georgia assessment ($0.8 million).  The decrease in the Florida subsequent injury fund assessment is a result of the decrease in Florida direct premiums written.  The South Carolina subsequent injury fund assessment decreased due to current year redundancies and a decrease in the current accident year loss ratio to 72.0% in 2007 from 126.2% in 2006.  The subsequent injury fund assessment for Georgia increased as a result of a rate increase in 2007 from 2006, partially offset by redundancies in 2007. The decrease in guaranty fund assessment expense is primarily the result of decreases related to Wisconsin ($0.9 million), Florida ($0.5 million) and Tennessee ($0.4 million).  In all three of these states, information obtained in the current year regarding insolvencies in the states lead us to believe that accruals held in the prior year could be removed or reduced.  The general and administrative expense component of policy acquisition expense represented 4.6% of net premiums earned, compared to 3.9% in 2006.  The increase in general and administrative expenses is the result of an increase in employee time spent prior to or at policy initiation.  Note that while commissions were flat in 2007 as compared to 2006, there was a decrease in direct commissions that was offset by a decrease in ceded commissions.  The decrease in direct commissions resulted from a decrease in direct premiums earned and a decrease in the commission payable accrual.  The decrease in the ceding commission received is the result of receiving no ceding commission on the 2007 and 2006 excess-of-loss reinsurance treaties, compared to the 35% commission received on the 2005 treaty, which was in run-off through 2006.

Policy acquisition expenses decreased $2.0 million, or 3.8% in 2006 as compared to 2005.  Policy acquisition expenses were 18.6% and 20.1% of net premiums earned in 2006 and 2005, respectively.  This decrease is the result of decreases in premium taxes and assessments, partially offset by increases in commissions and the general and administrative expense component of policy acquisition expenses.  Premium taxes represented 1.6% of net premiums earned, compared to 1.9% for 2005.  This decrease is the result of the application of state income tax credits allowed on the Florida premium tax return in the current year.  Assessments represented 3.0% of net premiums earned, compared to 6.5% for 2005.  This is due in part to a approximately 30% decrease in the South Carolina SDTF rate during the third quarter of 2006, and a 90% increase in the rate in the third quarter of 2005.  Additionally, in 2006 the rate used for the 2005 premium assessment by the Florida Guarantee Fund assessment was reduced to zero from the original 2% accrued during 2005.  The Florida Workers’ Compensation Insurance Guarantee Association did not assess the 2005 premiums in 2005; however, it reserved the right to assess the 2005 premiums in 2006 if any solvency issues arose that required additional cash flow for the Association. As no assessment was made during 2006 for premiums written in 2005, and the time period in which the Association was able to assess the 2005 premiums has passed, the accrual for assessment on the 2005 premium was reduced to zero.  These decreases were partially offset by an increase in commissions.  The commissions increase is the result of receiving no ceding commission to offset commission expense on the 2006 excess-of-loss treaty, compared to a 35% commission received on the 2005 treaty.  In 2005, ceding commissions reduced policy acquisition expenses by $7.4 million, which decreased the expense ratio by 2.9%.  In 2006, ceding commission was reduced to $1.9 million, which decreased the expense ratio by 0.7%.  The general and administrative expenses associated with policy acquisition costs represented 3.9% of net premiums earned, compared to 3.4% for 2005.  This increase is primarily the result of an increase in the payroll expense attributed to underwriting in 2006.

Underwriting and other expenses increased $3.8 million, or 11.9% in 2007 as compared to 2006.  Underwriting and other expenses were 15.7% and 12.1% of net premiums earned in 2007 and 2006, respectively.  The increase in underwriting and other expense is primarily attributable to increases in payroll related expense ($3.2 million), agent entertainment expense ($0.8 million), insurance expense ($0.5 million), and other smaller increases, offset by a decrease in bad debt expense ($1.1 million).  The increase in payroll related expense is the result of a 2.7% increase in the average number of employees in 2007 compared to 2006, combined with an increase in the average pay rate, and an increase in management team bonuses paid during the year.  The increase in agent entertainment expense is the result of agent events in 2007 related to the 25th anniversary of the Company, and a credit taken in 2006 related to an over-accrual in 2005.  The increase in insurance expense is due to an increase in employee insurance, with the greatest increase being for employee health insurance.   The increase in the cost of health insurance is the result of an 8% rate increase in 2007 and an increase in the average number of employees.  The decrease in bad debt expense is due to the reduction in premiums receivable and a refinement of the allowance for bad debt calculation in the current year.  The method used to determine the allowance for doubtful accounts was refined to limit the impact that non-cash premium adjustments have on the allowance calculated, as such premium adjustments are already accounted for in the earned but unbilled premium calculation.

Index

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

Dividends to policyholders increased $1.4 million, or 14.2% in 2007 as compared to 2006.  Dividends to policyholders were 4.9% and 3.7% of net premiums earned in 2007 and 2006, respectively.  The increase in dividends to policyholders is a result of a refinement in the dividend accrual calculation, an increase in percentage of direct written premiums on dividend plans, and the accrual of $0.5 million of Florida excessive profits dividends.  Excluding Florida excessive profits dividends, the percentage of direct premiums written in Florida on a dividend plan increased to 46.8% in 2007 from 37.8% in 2006.  The percentage of direct premiums written in Wisconsin on a dividend plan increased to 90.7% in 2007 from 84.1% in 2006.  The company wide direct premiums written on a dividend plan increased to 27.5% in 2007 from 25.7% in 2006.  The accrual of Florida excessive profits was the result redundancies booked during the quarter that increased the Company’s profits in Florida for the years 2004 through 2006 combined.

Dividends to policyholders increased $1.3 million, or 15.3% in 2006 as compared to 2005.  Dividends to policyholders were 3.7% and 3.4% of net premiums earned in 2006 and 2005, respectively.  This is due to an increase in direct premiums earned in Wisconsin, one of the states in which policyholders are eligible for dividend plans. The percentage of direct premiums written in Florida on a dividend plan increased slightly to 37.8% in 2006 from 36.8% in 2005.  The percentage of direct premiums written in Wisconsin on a dividend plan decreased to 84.1% in 2006 from 86.4% in 2005.  The company wide direct premiums written on a dividend plan increased to 25.7% in 2006 from 24.9% in 2005.

Interest expense was relatively flat, with only a minor decrease of $0.1 million, or 2.4% in 2007 as compared to 2006.

Interest expense increased $0.8 million, or 28.6% in 2006 as compared to 2005.  The increase is attributable to an interest rate increase of approximately 1% on our $38.3 million of variable rate debt.  Additionally, during 2006, interest expense increased as the result of accruing approximately $0.3 million of interest in connection with an interest bearing payable.

Federal and state income taxes increased $3.2 million, or 38.8% in 2007 as compared to 2006.  Federal and state income taxes were 37.8% of pretax income in 2007, and 33.3% in 2006.  During 2006, the rate used on the federal deferred tax asset was increased from 34% to 35% as we expected to be in the 35% tax bracket when future tax assets were realized.  This change in the effective tax rate on net deferred tax assets decreased the effective tax rate in 2006 by 2.0%.  In 2007, the rate used on the state deferred tax asset was decreased from 3.5% to 2.2% to reflect the blended state tax rate that is expected to be in effect with the future tax assets are realized, based on changes in the Company’s mix of business by state.  This change in the state tax rate increased the effective tax rate in 2007 by 1.5%.  Provision to return adjustments booked in the current year also contributed to the increase in the effective tax rate.

Federal and state income taxes decreased $1.1 million, or 11.5% in 2006 as compared to 2005.  Federal and state income taxes were 33.3% of pretax income in 2006, and 35.7% in 2005.  The primary causes of the decrease are a change in the federal tax rate applied to the deferred tax assets as described above, and a decrease in state income taxes.  The decrease in state tax expense is a result of amending the 2005 and 2004 Florida state income tax returns to apportion interest income between states in which we operate.  These amended returns resulted in additional state tax refund amounts recorded in the current period related to prior years.  These decreases were partially offset by other increases, including a provision to return adjustment.

Index

Net income increased $2.3 million or 13.7% in 2007 as compared to 2006.   A decrease in loss and LAE of $37.1 million, a decrease in policy acquisition expenses of $8.4 million and an increase in net investment income of $2.6 million, offset by a decrease in net premiums earned of $37.1 million, an increase in underwriting and other expenses of $3.8 million, an increase in federal and state income taxes of $3.2 million, and a increase in dividends to policyholders of $1.4 million, primarily comprised the change.

Net income decreased $0.2 million or 1.3% in 2006 as compared to 2005.   Increases in net premiums earned and net investment income of $9.9 million and $6.7 million respectively, and a decrease in underwriting and acquisition expenses of $4.2 million, were offset by an increases in loss and loss adjustment expenses and dividends of $20.0 million and $1.3 million, respectively.

Return on Equity - Our annualized return on equity for the years ended December 31, 2007, 2006 and 2005 is 12.7%, 15.7% and 25.8%, respectively.

Liquidity and Capital Resources

We are a holding company and our insurance subsidiaries are the primary source of funds for our operations.  We have historically received dividend payments solely from Pinnacle Administrative Company (“Pinnacle Administrative”) and Pinnacle Benefits, Inc (“Pinnacle Benefits”).  These dividend payments are funded by fee payments under service agreements between Pinnacle Administrative and Pinnacle Benefits and our insurance subsidiaries.  Fee payments under the service agreements are subject to review by the Florida OIR, as are dividend payments by our insurance subsidiaries.  There are no restrictions on the payment of dividends by our non-insurance subsidiaries, Pinnacle Administrative, Pinnacle Benefits and AmSERV, Inc., other than customary state corporation laws regarding solvency.  The cash requirements of these non-insurance subsidiaries are primarily for the payment of salaries, employee benefits and other operating expenses.

Liquidity

The primary source of cash flow for Pinnacle Benefits and Pinnacle Administrative is service fees paid by our insurance subsidiaries.  Our insurance subsidiaries’ primary cash sources are insurance premiums, investment income and the proceeds from the sale, redemption or maturity of invested assets.  The cash requirements of the insurance subsidiaries are primarily for the payment of losses and LAE, dividends, guaranty fund and second-injury fund assessments, commissions, reinsurance premiums, premium taxes, services fees, interest on surplus notes and purchase of investment securities.  We maintain cash reserves to meet our obligations that comprise current outstanding loss and LAE, reinsurance premiums and administrative expenses.  Due to the uncertainty regarding the timing and amount of settlement of unpaid losses, the liquidity requirements of the insurance subsidiaries vary.  The insurance subsidiaries’ investment guidelines and investment portfolio take into account historical payout patterns.  If loss payments were to accelerate beyond our ability to fund them from current operating cash flows, we would need to liquidate a portion of our investment portfolio and/or arrange for financing.  For example, several catastrophic injuries occurring in a relatively short period of time could cause such a liquidity strain.  Our insurance subsidiaries have historically purchased excess reinsurance to mitigate the effects of large losses and to help stabilize liquidity.  These reinsurance agreements require initial outlays of reinsurance premiums, based on premiums written, which is in advance of our receipt of cash premiums, and the reinsurers reimburse us after losses and LAE are paid by us.  These reinsurance agreements exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks.

Capital Resources

We have historically met our cash requirements and financed our growth principally from operations, the proceeds of borrowings, investment income and in 2006 the initial public offering completed February 10, 2006 for $48.0 million.  Cash flow is summarized in the table below.

Index

	For the Twelve Months Ended December 31,
	2007	2006	2005
Cash and cash equivalents provided by (used in):
Operating activities	$21,124	$54,154	$83,602
Investing activities	916	(98,160)	(108,877)
Financing activities	(6,608)	48,176	(1,789)
Change in cash and cash equivalents	$15,432	$4,170	$(27,064)

In October 2000, we entered into a credit facility with AmSouth Bank (now Regions Bank) under which we borrowed $11.3 million.  In April 2003, the loan was amended and the aggregate borrowing increased to $12.5 million.  The loan calls for monthly payments of principal and of interest at the 30-day London Interbank Offered Rate (“LIBOR”) rate plus a margin.  At December 31, 2006, the principal balance of the loan was $4.5 million and the annual interest rate was 6.83%.  The loan contains various restrictive covenants generally pertaining to levels of indebtedness and limitations on incurrence of capital expenditures.  Additionally, our insurance subsidiaries must comply with financial covenant restrictions, including ratios of leverage, debt service, current maturity coverage, net premiums written to surplus and risk based capital.  The loan is collateralized by $25.5 million of internal surplus notes issued to us by our insurance subsidiaries and the stock of AmCOMP Preferred.  The surplus notes bear interest, in the case of $10.0 million principal amount, at an annual rate of 100 basis points in excess of the prime rate, in the case of $10.5 million principal amount, at an annual rate of 450 basis points in excess of LIBOR, and in the case of $5.0 million principal amount, at an annual rate of 10.0%.  Interest and principal payments on the surplus notes require prior approval by the Florida OIR.

In 2004, AmCOMP Preferred issued surplus notes to third parties as part of three securitizations of pooled surplus notes of insurance companies.  The following table summarizes the terms of these surplus notes

Issue Date	Principal Amount	Maturity Date	Optional Redemption by AmCOMP Preferred On or After	Interest Rate	Frequency of Interest Payments
April 29, 2004	$10.0 million	April 29, 2034	April 30, 2009	Three-month LIBOR plus 425 basis points	Quarterly
May 26, 2004	$12.0 million	May 24, 2034	May 24, 2009	Three-month LIBOR plus 425 basis points	Quarterly
September 14, 2004	$10.0 million	December 15, 2034	December 15, 2009	Three-month LIBOR plus 405 basis points	Quarterly

For statutory purposes, these surplus notes are considered as a component of AmCOMP Preferred’s policyholders’ surplus.  For GAAP and income tax purposes, the surplus notes are considered debt.  The issuance of the surplus notes required Florida OIR approval.  Additionally, all future principal and interest payments require the approval of the Florida OIR.

On September 4, 2007, the Company obtained a commitment for a $30 million secured non-revolving line of credit from Regions Bank.  Under the terms of the commitment for the loan, the interest rate is a floating rate of 160 basis points over LIBOR.  Advances under the commitment will be available for up to two years from the date of closing.  Fundings under the commitment will have a seven-year fully amortizing term and can be repaid at any time without penalty.  The loan has no fees associated with it other than a ¼% non-usage fee per annum pro-rated for the amount of loan principal which is not drawn down by AmCOMP.  Any advances under the line of credit are to be collateralized by the stock of a wholly-owned insurance subsidiary of AmCOMP and certain intercompany surplus notes.  The loan is designated for strategic and general corporate purposes.  At AmCOMP’s request Regions Bank extended the closing date of the commitment through June 15, 2008.

Index

We consummated our initial public offering on February 15, 2006 with the sale by the Company of 6,000,000 shares of common stock.  Our net proceeds, after deducting underwriting discounts and commissions and other expenses relating to the offering, were approximately $48.0 million.  We utilized substantially all of the proceeds to further capitalize our insurance subsidiaries which enables us to underwrite additional insurance in the states where we currently operate.  The balance of the net proceeds we received from the initial public offering are being used for working capital and general corporate purposes.

Regulation

Our insurance subsidiaries are required to maintain certain minimum amounts of capital as established by the Florida OIR pursuant to risk-based capital standards of the NAIC.  These standards require the computation of a risk-based capital amount, which is then compared to the insurance subsidiaries’ actual total adjusted capital.  The computation of risk-based capital involves applying various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk.  The standards provide for regulatory intervention when the ratio of an insurance company’s total adjusted capital to its risk-based capital is below certain levels.  For further information, see the discussion of risk-based capital under “Business—Regulation.”

Our insurance subsidiaries are also subject to statutory insurance laws and regulations that limit the amount of dividends or distributions that may be paid by an insurance company to its stockholders.  Pursuant to the Florida Insurance Code, our insurance subsidiaries may not, without the prior approval of the Florida OIR, pay to us dividends or other distributions of cash or property, the total fair market value of which generally exceeds the larger of 10% of surplus, as of the preceding December 31st or 100% of its prior year’s net income, not including realized capital gains, or net investment income plus a three-year carryforward.  At December 31, 2007, our insurance subsidiaries were authorized to pay approximately $17.6 million in dividends without additional regulatory approval.  No dividends were paid by the insurance subsidiaries during 2007, 2006 or 2005.

Effective January 1, 2006, the Illinois Department of Insurance removed the $9.0 million cap premium writings requirement previously applicable in that state.  Historically, the regulatory authorities’ primary concern was the capitalization of AmCOMP Assurance and its reliance on an inter-company pooling arrangement with AmCOMP Preferred, which is not licensed to do business in those states.  Should we choose to expand our operations in Illinois, we would be required to negotiate an increase in the current limit on premium writing and there is no assurance that we would be able to do so.  In North Carolina, we were subject to a $12.0 million cap on written premiums during the 2002-2004 periods.  Effective July 6, 2005, the cap was removed.

Reinsurance

We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources.  We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements.  We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.  However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations.  We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004.  A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations.  At December 31, 2007 and 2006, reinsurance recoverables on paid and unpaid losses and LAE were $67.8 million and $75.4 million, respectively.  Our largest recoverable from a single reinsurer as of December 31, 2007 was $32.2 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 20.3% of our total stockholders’ equity as of that date.  Of the $32.2 million, $1.4 million was the current recoverable on paid losses.  The balance of $30.8 million is recoverable from Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due.  The unpaid losses will become current as we pay the related claimants.

As a result of raising $32.0 million from surplus notes issued by one of our insurance subsidiaries, we eliminated the need for quota share reinsurance on new and renewal business since July 1, 2004.  In addition, we increased our retention in our excess of loss reinsurance program to $2.0 million in 2005 and thereafter.

Index

Investments

Our insurance subsidiaries employ an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio.  As economic conditions change, our insurance subsidiaries’ investment committees recommend strategy changes and adjustments to our investment portfolio.  We have maintained a high portion of our portfolio in short-term investments recently to mitigate the risk of falling prices for fixed maturity securities if rates should rise.  Changes in interest rates impact our investment income and cause fluctuations in the carrying values of the majority of our investments (these changes are reflected as changes in stockholders’ equity, net of tax).

We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held-to-maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of December 31, 2007 and 2006, 77.9% and 81.9%, respectively, of our entire portfolio was classified as available-for-sale.

The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR.  As of December 31, 2007 and December 31, 2006, our insurance subsidiaries’ combined portfolio consisted entirely of investment grade fixed-income securities.  As of December 31, 2007, our investments (excluding cash and cash equivalents) had an average duration of 4.1 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

Our insurance subsidiaries employ Regions Bank to act as their independent investment advisor.  Regions Bank follows the insurance subsidiaries’ written investment guidelines based upon strategies approved by our insurance subsidiaries’ boards of directors.  Our insurance subsidiaries have no investments in common stock (other than AmCOMP Preferred’s investment in AmCOMP Assurance and certain institutional money market accounts), preferred stock, real estate, asset-backed securities (other than mortgage-backed) or derivative securities.  Regions Bank has discretion to enter into investment purchase transactions within our insurance subsidiaries’ investment guidelines.  In the case of sales of securities prior to maturity or the acquisition of securities that differ from the types of securities already present in the portfolio, Regions Bank is required to obtain approval from our insurance subsidiaries’ executive officers, who report regularly to our insurance subsidiaries’ investment committees, prior to executing the transactions.  Regions Bank’s fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

The table below contains information concerning the composition of our investment portfolio at December 31, 2007:

	Carrying Amount (1)	Yield to Maturity	Percentage of Carrying Amount (1)
	(Dollars in thousands)
Bonds:(2)
U.S. Treasury securities	$24,200	3.5%	5.3%
Agencies	37,589	5.1	8.3
Municipalities(3)	81,264	4.9	17.9
Corporate “A” rated and above	138,673	5.0	30.5
Corporate “BBB”/”Baa” rated	21,508	5.3	4.7
Mortgage-backed securities	120,274	5.4	26.5
Total Bonds	$423,508	5.0%	93.2%
Cash and cash equivalents	30,691	4.5	6.8
Total	$454,199	5.0%	100.0%

(1)
Carrying amount is amortized cost for bonds held-to-maturity.  Carrying value is market value for bonds available-for-sale.  As of December 31, 2007, $329.8 million of our bonds was classified as available-for-sale and $93.7 million were classified as held-to-maturity.

Index

(2)
Standard & Poor’s highest rating is “AAA” and signifies that a company’s capacity to meet its financial commitment on the obligation is extremely strong, followed by “AA” (very strong), “A” (strong) and “BBB” (adequate).  Ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.  Moody’s Investors Service, Inc.’s highest rating is “Aaa” (best quality), followed by “Aa” (high quality), “A” (strong) and “Baa” (adequate).  For investments with split ratings, the higher rating has been used.

(3)
The municipal bonds’ yields to maturity have been shown on a tax-equivalent basis.  The tax impact was 1.25% on the yield to maturity for municipal bonds and 0.2% on the yield to maturity for total cash and investments.

The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair market values as of December 31, 2007:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Years to maturity (1):
One or less	$49,111	$48,917	—	—
After one through five	127,712	127,828	—	—
After five through ten	107,762	108,420	—	—
After ten	16,960	18,069	—	—
Mortgage-backed securities	26,111	26,613	93,661	94,414
Total	$327,656	$329,847	$93,661	$94,414

(1)	Based on the stated maturities of the securities. Actual maturities may differ as obligors may have the right to call or prepay obligations.

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

Index

The following table summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2007, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Fair Value	Unrealized Losses	Number of Issues
	(In thousands)
Less than 12 months:
U.S. Treasury securities	$-	$-	-
Agency	-	-	-
Municipalities	-	-	-
Corporate debt securities	13,348	(75)	6
Mortgage-backed securities	10,814	(49)	2
Total	$24,162	$(124)	8
Greater than 12 months:
U.S. Treasury securities	$4,887	$(17)	6
Agency	9,001	(35)	6
Municipalities	33,555	(101)	24
Corporate debt securities	88,476	(1,026)	60
Mortgage-backed securities	17,320	(273)	13
Total	$153,239	$(1,452)	109
Total fixed maturity securities:
U.S. Treasury securities	$4,887	$(17)	6
Agency	9,001	(35)	6
Municipalities	33,555	(101)	24
Corporate debt securities	101,824	(1,101)	66
Mortgage-backed securities	28,134	(322)	15
Total fixed maturity securities	$177,401	$(1,576)	117

At December 31, 2007, there were no investments in fixed maturity securities with individual material unrealized losses.  One other-than-temporary impairment totaling $0.1 million and three other-than-temporary impairments totaling approximately $0.2 million were recorded on our investments during the years ended December 31, 2007 and 2006, respectively.  All the unrealized losses on the fixed maturity securities are interest rate related.

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

Index

AmCOMP and both of our insurance subsidiaries are defendants in an action commenced in Florida by the Insurance Commissioner of Pennsylvania, acting in its capacity as liquidator of Reliance Insurance Company.  The complaints in those actions allege that preferential payments were made to us by Reliance under the formerly existing reinsurance agreement with the insurance subsidiaries and seek damages in the amount of approximately $2.3 million.  We have answered the complaint and we expect the matter to be scheduled for trial.  We believe that we have multiple factual and legal defenses to the claim made in this action, including, but not limited to a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $7.8 million under the reinsurance agreement.  However, on November 14, 2007 the trial court in Florida granted the plaintiff liquidator’s motion for partial summary judgment, finding that the approximate $2.3 million in payments were “preferential” under Pennsylvania law.  This order is not yet a final, appealable order under Florida law.  There are a number of remaining issues, including AmCOMP’s affirmative defenses, which must be determined by the court before a final order or judgment could be entered.  Although the ultimate results of these legal actions and related claims (including any future appeals) cannot presently be determined, the Company had accrued a $1.2 million liability as of each of December 31, 2007 and 2006, related to those matters.

Other

In August 1998, in an effort to expand its customer base, AmCOMP began selling insurance policies for a third party insurance company.  This arrangement included insurance policies with effective dates of August 1, 1998 through November 1, 2000.  Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle Benefits provided claim adjusting services, including the payment of claims, related to these policies.  Included in other assets at December 31, 2007 is approximately $2.1 million in loss and LAE payments on the administered business that is currently due from the third-party insurer.  Management is currently in discussion with the insurer regarding payment, and expects to recover the balance due.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of December 31, 2007:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(Dollars in thousands)
Long Term Debt Obligations(1)	$114,642	$4,947	$8,657	$5,859	$95,179
Capital Leases	796	340	456	–	–
Operating Leases	7,157	2,563	3,214	1,219	161
Loss Reserves(2)	324,224	107,266	92,076	19,333	105,549
FIN 48 Income Tax Obligations	2,136	504	–	–	1,632
Total Contractual Obligations	$448,955	$115,620	$104,403	$26,411	$202,521
_______________________
(1)
Long-Term Debt Obligations reflect payments for the principal and estimated interest expense that is based on variable LIBOR rates plus a margin.  The estimated interest expense was based on the contractual obligations of the debt as of December 31, 2007.  The rates ranged from 6.83% to 9.28%.

(2)
Estimated pay out dates for the loss reserves are determined in the actuarial process.  As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid.  For a discussion of our reserving process, see “Business—Loss and Loss Adjustment Expense Reserves.”  Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.  See “Risk Factors—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss reserves.

Index

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

Recent Accounting Pronouncements

In July 2006, FASB issued FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation establishes a “more likely than not” recognition threshold for tax benefits to be recognized in the financial statements.  The “more likely than not” determination is to be based solely on the technical merits of the position.  This interpretation was adopted by the Company on January 1, 2007.  As of the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, issued September 2005, became effective January 1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The adoption of SOP 05-01 did not have a material impact upon adoption.

Index

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of January 1, 2008.  The Company is currently evaluating the impact of this standard.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.   SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

We believe we are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest Rate Risk

Investments.  Our investment portfolio consists primarily of debt securities, of which 77.9% were classified as available-for-sale as of December 31, 2007.  The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration.  As of December 31, 2007, our investments (excluding cash and cash equivalents) had an average duration of 4.1 years.  Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio.  The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates.  As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true.  We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

Credit Facility and Third Party Surplus Notes.  Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under our bank credit facility and our insurance subsidiaries’ surplus notes issued to unaffiliated third parties.  The interest rates we pay on these obligations increase or decrease with changes in LIBOR.

Sensitivity Analysis.  Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time.  In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates.  The term “near-term” means a period of time going forward up to one year from the date of the consolidated financial statements.  Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, we use fair values to measure our potential loss.  The sensitivity analysis model includes fixed maturities and cash equivalents.

For invested assets, we use modified duration modeling to calculate changes in fair values.  Durations on invested assets are adjusted for call, put, and interest rate reset features.  Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities.  Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2007.

Index

The following table summarizes the estimated change in fair value on our fixed maturity portfolio, including cash equivalents based on specific changes in interest rates:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value	Estimated Percentage Increase (Decrease) in Fair Value
December 31, 2007:	(Dollars in thousands)

300 basis point rise	$(45,095)	(10.7%)
200 basis point rise	(29,401)	(7.0%)
100 basis point rise	(13,977)	(3.3%)
50 basis point decline	5,843	1.4%
100 basis point decline	11,130	2.7%

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value	Estimated Percentage Increase (Decrease) in Fair Value
December 31, 2006:	(Dollars in thousands)

300 basis point rise	$(42,077)	(10.1%)
200 basis point rise	(28,068)	(6.8%)
100 basis point rise	(13,819)	(3.3%)
50 basis point decline	6,298	1.5%
100 basis point decline	12,296	3.0%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $13.8 million or 3.3% based on a 100 basis point increase in interest rates as of December 31, 2007.  This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and cash equivalents, which constituted approximately 93.2% of our total invested assets as of December 31, 2007.

Interest expense would also be affected by a hypothetical change in interest rates.  As of December 31, 2007, we had      $36.5 million in variable rate debt obligations.  Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.7 million and a 300 basis point increase would increase interest expense by approximately $1.1 million.  As of December 31, 2006 we had $38.3 million in variable rate debt obligations.  Assuming this amount remained constant, a hypothetical 100 basis point increase in interest rates would have increased annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.8 million and a 300 basis point increase would increase interest expense by approximately $1.1 million.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), issued by the FASB, which requires amortization adjustments for mortgage backed securities.  The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline).  The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value.  As of December 31, 2007, the par value of our mortgage backed securities holdings was $120.0 million.  Amortized cost divided by par value equates to an average price of 99.8% of par.  Since some of our mortgage backed securities were purchased at a premium or discount that is a significant percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

Index

However, given the current interest rate environment, which has exhibited higher rates resulting in lower values for fixed maturity securities over the last few years and the slow down in the housing market and the overall economy during 2007, the possibility of additional significant declines such that prepayment speeds are significantly impacted is unlikely.  The mortgage backed securities portion of the portfolio totaled approximately 28.4% of total investments as of December 31, 2007.  Of this total, 100% was in agency pass through securities.

Credit Risk

Investments.  Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification.  We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines.  Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer.  As of December 31, 2007 and 2006, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor’s, Moody’s and Fitch.

Reinsurance.  We are subject to credit risk with respect to our reinsurers.  Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured.  As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers.

Index

Item 8.  Financial Statements and Supplementary Data

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of AmCOMP Incorporated and Subsidiaries (the "Company") as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended.  Our audit also included the financial statement schedules listed in the index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmCOMP Incorporated and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 As disclosed in Note 19, on January 10, 2008 the Company announced that it had executed a definitive agreement to be acquired by Employers Holdings, Inc., an unrelated insurance holding corporation.  The transaction, which is subject to regulatory approvals, is expected to be completed during the second quarter of 2008.

/s/ Johnson Lambert & Co., LLP

Certified Public Accountants
Jacksonville, Florida
February 28, 2008, except for Note 19,
as to which the date is March 4, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AmCOMP Incorporated

We have audited the accompanying consolidated balance sheet of AmCOMP Incorporated and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmCOMP Incorporated and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Fort Lauderdale, Florida
April 2, 2007

Index

AmCOMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In thousands)

	December 31,
ASSETS	2007	2006
Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $327,656 in 2007 and $349,487 in 2006)	$329,847	$345,318
Fixed maturity securities held-to-maturity at amortized cost (fair value of $94,414 in 2007 and $75,933 in 2006)	93,661	76,198
Total investments	423,508	421,516
Cash and cash equivalents	30,691	15,259
Accrued investment income	4,721	5,120
Premiums receivable—net	88,486	106,270
Assumed reinsurance premiums receivable	1,809	1,822
Reinsurance recoverable:
On paid losses and loss adjustment expenses	1,454	3,064
On unpaid losses and loss adjustment expenses	66,353	72,296
Prepaid reinsurance premiums	1,215	3,326
Deferred policy acquisition costs	19,116	20,749
Property and equipment—net	3,352	2,705
Income tax recoverable	962	3,102
Deferred income taxes—net	19,889	21,613
Goodwill—net	1,260	1,260
Other assets	6,347	6,395
TOTAL	$669,163	$684,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Policy reserves and policyholders’ funds:
Unpaid losses and loss adjustment expenses	$324,224	$334,363
Unearned and advance premiums	102,672	115,218
Policyholder retention dividends payable	10,276	8,504
Total policy reserves and policyholders’ funds	437,172	458,085
Reinsurance payable	622	3,774
Accounts payable and accrued expenses	30,868	39,416
Notes payable	36,464	38,250
Income tax payable	1,441	—
Other liabilities	4,419	5,684
Total liabilities	510,986	545,209
STOCKHOLDERS’ EQUITY:
Common stock (par value $.01; authorized shares 45,000; 15,922 in 2007 and 15,893 in 2006 issued ; 15,290 in 2007 and 15,758 in 2006 outstanding)	159	158
Additional paid-in capital	75,392	73,952
Retained earnings	86,826	67,990
Accumulated other comprehensive income (loss) (net of deferred taxes of ($799) in 2007 and $1,553 in 2006)	1,392	(2,613)
Treasury stock (631 shares in 2007 and 135 in 2006)	(5,592)	(199)
Total stockholders’ equity	158,177	139,288
TOTAL	$669,163	$684,497

See accompanying notes.

Index

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share amounts)

	2007	2006	2005
REVENUE:
Net premiums earned	$229,349	$266,456	$256,603
Net investment income	20,102	17,461	10,798
Net realized investment losses	(473)	(307)	(385)
Other income	127	333	285
Total revenue	249,105	283,943	267,301
EXPENSES:
Losses and loss adjustment expenses	126,562	163,670	143,663
Dividends to policyholders	11,334	9,926	8,612
Underwriting and acquisition expenses	77,194	81,722	85,955
Interest expense	3,717	3,807	2,960
Total expenses	218,807	259,125	241,190
Income before income taxes	30,298	24,818	26,111
Income tax expense	11,462	8,256	9,326
Net income	$18,836	$16,562	$16,785
Earnings per common share—basic	$1.20	$1.15	$3.13
Earnings per common share—diluted	$1.20	$1.11	$1.76
Weighted average number of common shares outstanding
Basic	15,647	14,452	5,367
Diluted	15,656	14,931	9,562

See accompanying notes.

Index

AmCOMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	Common Stock	Convertible Preferred Stock Series A	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2004	54	23,098	536	(195)	34,643	199	58,335
Net income	—	—	—	—	16,785	—	16,785
Unrealized loss on investments (net of tax benefit of $1,789)	—	—	—	—	—	(3,135)	(3,135)
Comprehensive income	—	—	—	—	—	—	13,650
Purchase of treasury stock	—	—	—	(4)	—		(4)
BALANCE AT DECEMBER 31, 2005	54	23,098	536	(199)	51,428	(2,936)	71,981
Net income	—	—	—	—	16,562	—	16,562
Unrealized gain on investments (net of tax expense of $121)	—	—	—	—	—	323	323
Comprehensive income	—	—	—	—	—	—	16,885
Conversion of Series A Preferred into Common Stock	42	(23,098)	23,056	—	—	—	—
Stock issued during initial public offering (net of offering costs of $2,341)	60	—	47,912	—	—	—	47,972
Stock option compensation expense	—	—	545	—	—	—	545
Stock option exercise	2	—	1,826	—	—	—	1,828
Tax benefit on stock options	—	—	77	—	—	—	77
BALANCE AT DECEMBER 31, 2006	$158	$—	$73,952	$(199)	$67,990	$(2,613)	$139,288
Net income	—	—	—	—	18,836	—	18,836
Unrealized gain on investments (net of tax expense of $2,356)	—	—	—	—	—	4,005	4,005
Comprehensive income	—	—	—	—	—	—	22,841
Stock option compensation expense	—	—	702	—	—	—	702
Stock option exercise	1	—	723	88	—	—	812
Tax benefit on stock options	—	—	15	—	—	—	15
Purchase of treasury stock (560 shares)	—	—	—	(5,481)	—	—	(5,481)
BALANCE AT DECEMBER 31, 2007	$159	$—	$75,392	$(5,592)	$86,826	$1,392	$158,177

See accompanying notes.

Index

AmCOMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$18,836	$16,562	$16,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,626	1,711	2,144
Amortization of investment premiums/discounts	1,616	2,466	3,069
Excess tax benefits from stock option exercise	(41)	(162)	—
Stock option expense	702	545	—
Provision for deferred income taxes	(632)	(859)	(1,434)
Net realized losses on investments	473	307	385
Loss on sale of property and equipment	18	20	—
Policy acquisition costs deferred	(42,836)	(50,746)	(47,673)
Policy acquisition costs amortized	44,469	49,410	42,955
Change in operating assets and liabilities:
Accrued investment income	399	(1,128)	(962)
Premiums receivable	17,784	(1,748)	(2,884)
Reinsurance balances	6,525	11,846	41,888
Other assets	48	1,606	(2,015)
Unpaid losses and loss adjustment expenses	(10,139)	24,506	12,159
Unearned and advance premiums and policyholder deposits	(12,546)	(366)	1,339
Policyholder retention dividends payable	1,772	1,868	351
Accounts payable and accrued expenses	(8,548)	851	13,464
Income tax recoverable/payable	3,596	(1,859)	1,959
Other liabilities	(1,998)	(676)	2,072
Net cash provided by operating activities	21,124	54,154	83,602
INVESTING ACTIVITIES:
Securities available-for-sale:
Purchases	(79,683)	(98,578)	(152,524)
Sales and maturities	99,456	46,369	63,531
Securities held-to-maturity:
Purchases	(30,887)	(53,687)	(22,814)
Redemptions and maturities	13,394	9,504	3,224
Purchases of property and equipment	(1,378)	(1,795)	(1,193)
Sale of property and equipment	14	17	—
Regulatory restricted deposit	—	10	899
Net cash provided by (used in) investing activities	916	(98,160)	(108,877)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs of $2,341	—	47,972	—
Proceeds from stock option exercise	812	1,828	—
Excess tax benefits from stock option exercise	41	162	—
Payment on capital lease	(194)	—	—
Payment of note payable	(1,786)	(1,786)	(1,785)
Purchase of treasury stock	(5,481)	—	(4)
Net cash (used in) provided by financing activities	(6,608)	48,176	(1,789)
Net increase (decrease) in cash and cash equivalents	15,432	4,170	(27,064)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,259	11,089	38,153
CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,691	$15,259	$11,089
SUPPLEMENTAL CASH FLOW DATA:
Cash paid—interest	$3,739	$3,786	$2,872
Cash paid—income taxes	$8,691	$11,282	$8,795

See accompanying notes.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization—AmCOMP Incorporated and subsidiaries (collectively, the “Company”) consist of the following entities at December 31, 2007, 2006 and 2005:

•	AmCOMP Incorporated (“AmCOMP”), a holding company incorporated on December 28, 1995;

•	AmCOMP Preferred Insurance Company (“AmCOMP Preferred”), a wholly owned property and casualty insurance company (formerly known as Pinnacle Assurance Corporation);

•
Pinnacle Administrative, Inc. (“Pinnacle Administrative”), a wholly owned administrative services company providing sales and marketing, underwriting, policyholder service, data processing, and accounting services;

•	Pinnacle Benefits, Inc. (“Pinnacle Benefits”), a wholly owned claims processing company;

•	AmCOMP Assurance Corporation (“AmCOMP Assurance”), a wholly owned property and casualty insurance company; and

•	AmServ Incorporated (“AmServ”), a wholly owned company established to provide administrative services to external customers.

The Company’s long-term source of consolidated earnings is principally the income from its workers’ compensation insurance business and investment income from its investment portfolio.  Workers’ compensation insurance provides coverage for the statutorily prescribed benefits that employers are required to provide to their employees injured in the course of employment.  The Company is licensed as an insurance carrier in 25 states and the District of Columbia, but currently focuses its resources in 17 states that it believes provide greater opportunity for near-term profitable growth, with the most significant concentrations in Florida, Wisconsin, Texas, Indiana, Tennessee, and Georgia.

Use of Estimates—The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.  Such estimates and assumptions could change in the future as more information becomes known that could affect the amounts reported herein.

Basis of Presentation—The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of AmCOMP, AmCOMP Preferred, Pinnacle Administrative, Pinnacle Benefits, AmCOMP Assurance, and AmServ.  All intercompany accounts and transactions have been eliminated in consolidation.

Investments—Fixed maturity investments are designated at purchase as held-to-maturity or available-for-sale.  Held-to-maturity fixed maturity investments are reported at amortized cost.  Securities classified as available-for-sale are reported at fair value with unrealized appreciation and depreciation, net of deferred taxes, included as a component of accumulated other comprehensive income.  The Company has the intent and ability to hold securities that have fair value below cost until their expected recovery and to hold to maturity securities designated as held-to-maturity.

Single class and multiclass mortgage-backed/asset-backed securities designated held-to-maturity are valued at amortized cost using the interest method including anticipated prepayments.  Changes in anticipated prepayment assumptions are accounted for using the retrospective method.  Prepayment assumptions are obtained from dealer surveys or internal estimates and are based on the current interest rate and economic environment.

Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Debt and equity securities are exposed to various risks such as interest rate, market, and credit risk.  Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect portfolio value in the near term.  The Company continually monitors its portfolio for pricing changes, which might indicate potential impairments and performs detailed reviews of securities with unrealized losses based on predetermined criteria.  When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other-than-temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the accompanying consolidated statements of operations.  Any future increases in the fair value of securities previously written down are recorded and presented as changes in unrealized gains (losses) as part of accumulated other comprehensive income within stockholders’ equity.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Premiums Receivable—Premiums receivable consist primarily of premium-related balances due from policyholders.  The balance is shown net of the allowance for doubtful accounts.  Receivables due from insureds are written off when a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel.  An estimate of amounts that are likely to be written off is established as an allowance for doubtful accounts as of the balance sheet date.  The estimate is primarily comprised of specific balances that are considered probable to be written off after all collection efforts have ceased, as well as historical trends and an analysis of the aging of the receivables.

Deferred Policy Acquisition Costs—To the extent recoverable from future policy revenues, costs that vary with and are primarily related to the production of new and renewal business, including premium tax, commissions, assessments and other general acquisition expenses have been deferred and are amortized over the effective period of the related insurance policies.

Property and Equipment—Property and equipment is stated on the basis of cost net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives, generally 3 to 7 years for financial reporting purposes.  Depreciation expense was $1.6 million, $1.7 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Accumulated depreciation was $12.1 million and $12.8 million at December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Company purchased $0.9 million worth on computer equipment under a capital lease.

Goodwill—Goodwill is reviewed for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred.  The assessment of impairment involves a two step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any.  No impairment has been recorded by AmCOMP in 2007, 2006 or 2005.

Impairment of Long-Lived Assets—The Company’s policy is to record an impairment charge against the balance of a long-lived asset in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), in the period when it is determined that the carrying amount of the asset may not be recoverable.  This determination is based on an evaluation of such factors as the occurrence of a significant event or a significant change in the environment in which the business assets operate.  The Company considers assets to be impaired when the expected future undiscounted cash flows of the assets are determined to be less than the carrying value.  If impairment is deemed to exist, the related asset is written down to fair value.  Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted.  As of December 31, 2007, management expects the carrying value of its remaining long-lived assets to be fully recoverable.

Reinsurance—Reinsurance premiums, losses, and loss adjustment expenses (“LAE”) are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Reinsurance ceding commissions, if any, received are deferred and amortized over the effective period of the related insurance policies.

Federal and State Income Taxes—The Company provides deferred federal and state income taxes for certain differences between the financial statement amounts and tax basis of assets and liabilities.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Comprehensive Income—Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income and changes in net unrealized investment gains and losses on fixed maturities investments classified as available-for-sale securities net of the related tax effect.  During the years ended December 31, 2007, 2006 and 2005, realized losses, net of tax, of $0.3 million, $0.2 million and $0.2 million, respectively, were reclassified out of accumulated comprehensive income into earnings.

Policyholder Dividends—Policyholder dividends are recognized over the effective period of the related policies and are restricted in certain instances to limitations imposed by the Board of Directors (see Note 9).

Unpaid Losses and LAE—Unpaid losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2007 and 2006.  The reserves for unpaid losses and LAE are estimated using individual case basis valuations and statistical analyses.  Those estimates are subject to the effects of trends in loss severity and frequency.  Although considerable variability is inherent in such estimates, management believes that the reserves for losses and LAE are adequate.  The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

Recognition of Premium Revenue—The Company’s insurance premiums are billed annually or under various installment plans based on the estimated annual premium under the policy terms.  At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine earned premiums for the policy year.  Earned but unbilled premiums included in premiums receivable include estimated future audit premiums.  Estimated future audit premiums are based on the Company’s historical earned premium development experience.  All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided.

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

Second Injury Fund Assessments and Recoveries— Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers’ compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury.  The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned.  The Company recognizes recoveries from the second injury funds when they are received (see Note 3).

Guaranty Fund Assessments— Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies.  The Company accrues a liability for estimated assessments as net premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned.  The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, there are no expense accruals recorded when the Company is unable to estimate the potential future assessment.

Policyholder Deposits—Policyholders are required to maintain deposits with the Company for certain installment pay plans.  Based on the selected pay plan, management determines the deposit amount, which is based on a percentage of the policyholders’ estimated annual premium.  Deposits are analyzed annually and adjusted as considered necessary.

Earnings Per Share—The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128.  In the calculation of basic earnings per share, the dilutive effects of options, warrants, and convertible securities are excluded from the calculation.  Diluted earnings per share consider the effects of dilutive convertible securities and stock options.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, premiums receivable, and reinsurance recoverables (see Notes 4, 5, and 6).  Concentrations of credit risk with respect to premiums receivable are limited due to the large number of entities comprising the Company’s customer base.

Stock-Based Compensation— The Company grants stock options to its employees, officers and directors.  Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, for its stock based compensation plans.  Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements over the requisite service period based upon the grant-date fair value of those awards.

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transitions and Disclosures (“SFAS 148”). Accordingly, compensation cost for stock options issued to employees was measured as the excess, if any, of the estimated market price of the Company’s stock at the date of grant over the amount an employee must pay for the stock.

The following table illustrates the pro forma effect on net earnings and earnings per share for the year ended December 31, 2005 (as reported) if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation (in thousands, except per share data):

2005
Net income	$16,785
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards—net of related tax effects	(35)
Pro forma net income	$16,750
Basic earnings per share—as reported	$3.13
Basic earnings per share—pro forma	3.12
Diluted earnings per share—as reported	1.76
Diluted earnings per share—pro forma	1.75

The fair value for those options was estimated at the date of grant using the minimum value option pricing model with the following assumptions: risk-free interest rates equal to the five-year U.S. Treasury Bill rate on the grant date; expected dividend yield of 0%; expected life equal to the life of the options between four and five years; and stock price on the date of grant.

The Company has adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in 2007 and 2006 includes:

•
Compensation cost for all share based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•
Compensation cost for all share-based awards (expected to vest) granted during the years ended December 31, 2007 and 2006 based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes option pricing model for valuing all stock options.  Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.   As a result of the adoption of SFAS 123R, the Company recognized approximately $0.7 million and $0.6 million of stock option compensation expense in the years ended December 31, 2007 and 2006, respectively.  Basic and diluted earnings per share for the years ended December 31, 2007 and 2006 were reduced by $0.05 and $0.04, respectively.  Additionally, as a result of adoption, cash flows from financing increased less than $0.1 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.  Cash flows from operations decreased by the same amount.

See Note 15 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

Segment Reporting—The Company operates in a single industry segment, property and casualty insurance specializing in workers’ compensation insurance.

New Accounting Pronouncements— In July 2006, the Financial Accounting Standards Board (“FASB”) issued an interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation establishes a “more likely than not” recognition threshold for tax benefits to be recognized in the financial statements.  The “more likely than not” determination is to be based solely on the technical merits of the position.  This interpretation was adopted by the Company on January 1, 2007.  As of the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, issued September 2005, became effective January 1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The adoption of SOP 05-01 did not have a material impact upon adoption.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of January 1, 2008.  The Company is currently evaluating the impact of this standard.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.   SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

2.    REGULATORY REQUIREMENTS AND RESTRICTIONS (UNAUDITED)

AmCOMP Preferred and AmCOMP Assurance are required to periodically submit financial statements prepared in accordance with prescribed or permitted statutory accounting practices (“SAP”) to the Florida Department of Financial Services (“FDFS”).  Such practices vary from GAAP.  Prescribed SAP includes state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC”).  Permitted SAP encompasses all accounting practices that are not specifically prescribed, but have been permitted by the regulatory authority; such practices may differ from company to company and may not necessarily be permitted in subsequent reporting periods.

AmCOMP Preferred and AmCOMP Assurance are subject to comprehensive supervision and regulation by the FDFS.  Florida statute Section 624.408 requires AmCOMP Preferred and AmCOMP Assurance to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities.  Florida statute Section 624.4095 requires AmCOMP Preferred and AmCOMP Assurance to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums.  During the years ended December 31, 2007 and 2006, AmCOMP Preferred and AmCOMP Assurance were in compliance with these statutes.

Additionally, AmCOMP Preferred and AmCOMP Assurance are required to comply with NAIC risk-based capital (“RBC”) requirements.  RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile.  NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions.

As of December 31, 2007 and 2006, AmCOMP Preferred’s and AmCOMP Assurance’s total adjusted capital is above all regulatory action levels.

Statutory-basis net income (loss) for AmCOMP Preferred and AmCOMP Assurance for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
AmComp Preferred	$12,712	$8,596	$5,922
AmComp Assurance	8,095	5,317	6,078

Statutory-basis capital and surplus for AmCOMP Preferred and AmCOMP Assurance as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
AmComp Preferred(a)	$176,463	$155,509
AmComp Assurance	102,068	84,817
(a) includes AmCOMP Preferred’s equity ownership in AmCOMP Assurance’s capital and surplus

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Under Florida insurance regulations, the maximum dividend to stockholders that may be paid without prior approval by the FDFS is specifically defined by the Florida insurance laws and regulations and is generally based on operating results and capital and surplus.  For AmCOMP Preferred and AmCOMP Assurance, no dividends were paid during 2007 and 2006.  As of December 31, 2007 and 2006, AmCOMP Preferred had $17.6 million and $15.6 million, respectively, available to pay dividends without prior approval.  As of December 31, 2007 and 2006, AmCOMP Assurance had $10.2 million and $7.4 million, respectively, available to pay dividends without prior approval.  These amounts represent 10% of statutory surplus, not to exceed unassigned funds.

Stock insurance companies are subject to Florida statute 627.215 and applicable regulations related to Florida excess profits for workers’ compensation insurance companies.  Florida excessive profits are calculated based upon a complex statutory formula which is applied over rolling three year periods.  Companies are required to file annual excess profits forms, and they are required to return so-called “Florida excessive profits” to policyholders in the form of a cash refund or credit toward the future purchase of insurance.  To date, we have not been required to return excess profits.  See note 17.  As of December 31, 2007, the Company had accrued $0.5 million for estimated additional Florida excessive profits based on its statutory underwriting results for the 2004, 2005 and 2006 years.

3.   Assessments

Guaranty Fund Assessments— Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies.  Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged.  The Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned.  The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the Company estimates the potential future assessment in the absence of an actual assessment.  Guaranty fund assessment expenses were ($1.6) million, $1.5 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company has deferred approximately $1.0 million and $1.2 million as of December 31, 2007 and 2006, respectively, related to guaranty fund assessments, which is included in deferred policy acquisition costs.  Additionally, guarantee fund receivable assets of $1.5 million and $2.4 million as of December 31, 2007 and 2006, respectively, are included in other assets, as they can be used as a credit against future premium taxes owed.  Maximum contributions required by law in any one state in which we offer insurance vary between 0.2% and 2.0% of direct premiums written.

Second Injury Fund Assessments and Recoveries — Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers’ compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury.  The source of these funds is an assessment charged to workers’ compensation insurance carriers doing business in such states.  Assessments are based on paid losses or premium surcharge mechanisms.  Several of the states in which we operate maintain second injury funds with material assessments.  The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned.  Second Injury Fund assessment expense was $3.0 million, $4.6 million, $11.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company has deferred approximately $1.5 million and $1.8 million as of December 31, 2007 and 2006, respectively, related to second injury fund assessments, which is included in deferred policy acquisition costs.

The Company submits claims to the appropriate state’s second injury fund for recovery of applicable claims paid on behalf of the Company’s insureds.  Because of the uncertainty of the collectability of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received.  Cash collections from the second injury funds were approximately $2.3 million, $1.4 million, $2.2 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The Florida SDTF currently has significant unfunded liabilities.  It is not possible to predict how the Florida SDTF will operate, if at all, in the future after further legislative review.  Changes in the Florida SDTF’s operations could decrease the availability of recoveries from the Florida SDTF, increase Florida SDTF assessments payable by AmCOMP and/or result in the discontinuation of the Florida SDTF and thus could have an adverse effect on AmCOMP’s business, financial condition, and its operations.  Under current law, future assessments are capped at 4.52% of net written premiums, and no recoveries can be made for losses or submitted on claims occurring after January 1, 1998.

Other Assessments— Various other assessments are levied by states in which the Company transacts business, and are primarily based on premiums written or collected in the applicable state.  The total expense related to these assessments was $0.9 million, $1.2 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company has deferred approximately $0.2 million and $0.3 million as of December 31, 2007 and 2006, respectively, related to these assessments, which are included in deferred policy acquisition costs.

Liabilities for assessments are expected to be paid over the next five years.  Guarantee fund receivable assets are expected to be realized over the next five to ten years.

4.   INVESTMENTS

The Company’s investments in available-for-sale securities and held-to-maturity securities are summarized as follows at December 31, 2007 and 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities at December 31, 2007:
U.S. Treasury securities	$22,850	$1,367	$17	$24,200
Agency	37,279	345	35	37,589
Municipalities	80,959	406	101	81,264
Corporate debt securities	160,457	825	1,101	160,181
Mortgage-backed securities	26,111	587	85	26,613
Total fixed maturity securities	$327,656	$3,530	$1,339	$329,847
Held-to-maturity securities at December 31, 2007:
Mortgage-backed securities	$93,661	$990	$237	$94,414

Available-for-sale securities at December 31, 2006:
U.S. Treasury securities	$34,020	$848	$706	$34,162
Agency	42,276	17	447	41,846
Municipalities	74,737	137	819	74,055
Corporate debt securities	190,638	196	3,196	187,638
Mortgage-backed securities	7,816	3	202	7,617
Total fixed maturity securities	$349,487	$1,201	$5,370	$345,318
Held-to-maturity securities at December 31, 2006:
Mortgage-backed securities	$76,198	$255	$520	$75,933

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at December 31, 2007 are summarized by maturity as follows (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Years to maturity:
One or less	$49,111	$48,917	—	—
After one through five	127,712	127,828	—	—
After five through ten	107,762	108,420	—	—
After ten	16,960	18,069	—	—
Mortgage-backed securities	26,111	26,613	93,661	94,414
Total	$327,656	$329,847	$93,661	$94,414

The foregoing data is based on the stated maturities of the securities.  Actual maturities may differ as borrowers may have the right to call or prepay obligations.

At December 31, 2007 and 2006, bonds with an amortized cost of $7.9 million and $13.2 million and a fair value of $9.0 million and $14.0 million, respectively, were on deposit with various states’ departments of insurance in accordance with regulatory requirements.  Additionally, as of December 31, 2007, $6.0 million of cash, representing a matured security not yet reinvested, was on deposit with a department of insurance.  At December 31, 2007 and 2006, bonds with an amortized cost of $6.5 million and $6.0 million and a fair value of $6.6 million and $5.9 million, respectively, were held in a reinsurance trust to the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

Major categories of the Company’s net investment income for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands):

	2007	2006	2005
Income:
Fixed maturity securities	$20,167	$17,031	$11,038
Cash and cash equivalents	796	1,265	674
Investment income	20,963	18,296	11,712
Investment expenses	861	835	914
Net investment income	$20,102	$17,461	$10,798

Proceeds from the sale of available-for-sale fixed maturity securities during the years ended December 31, 2007, 2006 and 2005 were $23.1 million, $5.3 million and $33.4 million, respectively.  Gross gains of less than $0.1 million, less than $0.1 million, and $0.2 million were realized in the years ended December 31, 2007, 2006 and 2005 respectively.  Gross losses of $0.4 million, $0.2 million and $0.6 million were realized in the years ended December 31, 2007, 2006 and 2005, respectively, on those sales.

The Company continuously monitors its portfolio to preserve principal values whenever possible.  An investment in a fixed maturity security is impaired if its fair value falls below its book value.  All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary.  Factors considered in determining whether an impairment is considered to be other-than-temporary include length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the security until its expected recovery.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2007, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Fair Value	Unrealized Losses	Number of Issues
	(In thousands)
Less than 12 months:
U.S. Treasury securities	$-	$-	-
Agency	-	-	-
Municipalities	-	-	-
Corporate debt securities	13,348	(75)	6
Mortgage-backed securities	10,814	(49)	2
Total	$24,162	$(124)	8
Greater than 12 months:
U.S. Treasury securities	$4,887	$(17)	6
Agency	9,001	(35)	6
Municipalities	33,555	(101)	24
Corporate debt securities	88,476	(1,026)	60
Mortgage-backed securities	17,320	(273)	13
Total	$153,239	$(1,452)	109
Total fixed maturity securities:
U.S. Treasury securities	$4,887	$(17)	6
Agency	9,001	(35)	6
Municipalities	33,555	(101)	24
Corporate debt securities	101,824	(1,101)	66
Mortgage-backed securities	28,134	(322)	15
Total fixed maturity securities	$177,401	$(1,576)	117

At December 31, 2007, there were no investments in fixed maturity securities with individual material unrealized losses.  One other-than-temporary impairment totaling $0.1 million and three other-than-temporary impairments totaling approximately $0.2 million were recorded on our investments during the years ended December 31, 2007 and 2006, respectively.  Substantially, all the unrealized losses on the fixed maturity securities are interest rate related.

5.	PREMIUMS RECEIVABLE

Major categories of the Company’s premiums receivable at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Direct billed premiums receivable	$14,984	$20,722
Estimated future audit premiums	6,010	11,318
Collateralized premiums receivable	6	31
Premiums receivable deferred installments	70,224	78,305
	91,224	110,376
Less allowance for doubtful accounts	(2,738)	(4,106)
Net premiums receivable	$88,486	$106,270

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6.	REINSURANCE

Certain premiums and losses are ceded to other insurance companies under quota share reinsurance arrangements and various aggregate and specific excess of loss reinsurance agreements.  The ceded reinsurance agreements are intended to provide the Company with the ability to maintain its exposure to loss within its capital resources.  Losses ceded under these treaties are estimated based on ultimate losses.  These estimates are subject to the effects of trends in loss severity.  Although considerable variability is inherent in such estimates, management believes that their estimates of losses ceded under these treaties are reasonable.  These estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. Effective July 2004, the Company discontinued the use of quota share reinsurance on new and renewal business.

AmCOMP Preferred and AmCOMP Assurance offer workers’ compensation policies at statutory limits. A summary of specific and aggregate reinsurance retention limits, as well as limits above which retention reverts to the Company are as follows (in thousands):

	Specific	Aggregate	Occurrence
Accident Year	Retention	Retention	Limit

1989 and 1990	$500	Unlimited	Unlimited
1991 through 1993	500	Unlimited	Unlimited
1994	400	Unlimited	Unlimited
1995	400	$28,000	Unlimited
1996 through 1998	500	Unlimited	Unlimited
1999 through 2001	250	Unlimited	Unlimited
2002 (a)	500	Unlimited	$50,000
2003	1,000	Unlimited	20,000
2004 (b)	1,000	Unlimited	20,000
2005	2,000	Unlimited	20,000
2006 and 2007	2,000	Unlimited	30,000

__________________
(a) For policies effective in 2002, the specific retention is $500,000.  The reinsurer’s limit on policies effective in 2002 was $50 million.  The Company also retained 10% of the layer from $1 million to $10 million for the first half of 2002 on policies effective in 2002 and 10% of the layer from $5 million to $10 million for the second half of 2002 for policies effective in 2002.

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

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Insurance premiums for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands):

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct	$220,565	$231,667	$266,827	$269,752	$270,331	$267,809
Assumed	4,979	5,330	6,886	7,266	6,764	8,308
Ceded	(4,460)	(7,648)	(8,925)	(10,562)	(9,443)	(19,514)
Net	$221,084	$229,349	$264,788	$266,456	$267,652	$256,603

Incurred losses and loss adjustment expenses for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands):

	2007	2006	2005
Direct losses and loss adjustment expenses incurred	$121,709	$157,005	$144,832
Assumed losses and loss adjustment expenses incurred	2,708	6,376	8,164
Ceded losses and loss adjustment expenses incurred	2,145	289	(9,333)
Net losses and loss adjustment expenses incurred	$126,562	$163,670	$143,663

Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses were $67.8 million and $75.4 million at December 31, 2007 and 2006, respectively, of which $32.2 million and $39.1 million, respectively, was recoverable from a single reinsurer, Continental Casualty Company, a subsidiary of CNA Financial Corporation.  Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.  Reinsurance contracts do not relieve the Company from its obligations to policyholders.  Failure of reinsurers to honor their obligations could result in losses to the Company.

7.	FEDERAL AND STATE INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods.  The Interpretation establishes a “more likely than not” recognition threshold for tax benefits to be recognized in the financial statements.  The “more likely than not” determination is to be based solely on the technical merits of the position.  As of the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the years ended December 31, 2007 and 2006 was $0.2 million and $0.3 million, respectively.  Tax related interest accrued as of December 31, 2007, and December 31, 2006 was $0.6 million and $0.4 million, respectively.  Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively.  There are no income tax examinations currently in process.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Significant components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Current tax expense
Federal	$11,579	$8,690	$9,555
State	515	425	1,205
Total current tax expense	12,094	9,115	10,760
Deferred tax benefit
Federal	(505)	(827)	(1,123)
State	(127)	(32)	(311)
Total deferred tax benefit	(632)	(859)	(1,434)
Income tax expense	$11,462	$8,256	$9,326

The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	%	2006	%	2005	%
Income tax at statutory rate	$10,604	35.0%	$8,687	35.0%	$9,139	35.0%
Permanent differences:
State income taxes	594	2.0	255	1.1	844	3.2
Tax-exempt interest	(1,112)	(3.7)	(942)	(3.8)	(584)	(2.2)
Non-deductible meals and entertainment	461	1.5	197	0.8	350	1.3
Change in deferred tax rate	—	—	(513)	(2.0)	—	—
Provision to return adjustment	748	2.4	278	1.1	(4)	—
Non-deductible option expense	138	0.5	133	0.5	—	—
Other expense—net	29	0.1	161	0.6	(419)	(1.6)
Effective income tax expense	$11,462	37.8%	$8,256	33.3%	$9,326	35.7%

The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Loss and LAE reserve adjustments	$13,094	$13,551
Unearned and advance premiums	7,325	8,112
Allowance for bad debt	998	1,531
Policyholder dividends	3,746	3,170
FAS 115 unrealized losses	—	1,553
Deferred compensation	974	650
Disallowed capital losses	491	326
Other	1,335	689
Total deferred tax assets	27,963	29,582
Deferred tax liabilities:
Deferred policy acquisition expenses	(6,968)	(7,734)
FAS 115 unrealized gains	(799)	—
Other	(307)	(235)
Total deferred tax liabilities	(8,074)	(7,969)
Total net deferred tax assets	$19,889	$21,613

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

8.	UNPAID LOSSES AND LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 (in thousands):

	2007	2006	2005
Unpaid losses and LAE, gross of related reinsurance recoverables, at beginning of period	$334,363	$309,857	$297,698
Less reinsurance recoverables on unpaid losses and LAE at beginning of period	72,296	78,659	107,155
Unpaid losses and LAE, net of related reinsurance recoverables, at beginning of period	262,067	231,198	190,543

Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	163,070	177,841	168,355
Prior periods	(36,508)	(14,171)	(24,692)
Incurred losses during the current period, net of reinsurance	126,562	163,670	143,663

Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	52,974	56,448	48,299
Prior periods	77,784	76,353	54,709
Payments for losses and LAE during the current period, net of reinsurance	130,758	132,801	103,008

Unpaid losses and LAE, net of related reinsurance recoverables, at end of period	257,871	262,067	231,198
Reinsurance recoverables on unpaid losses and LAE at end of period	66,353	72,296	78,659
Unpaid losses and LAE, gross of reinsurance recoverables, at end of period	$324,224	$334,363	$309,857

The Company’s estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the years December 31, 2007 and 2006 by $36.5 million and $14.2 million, respectively, as a result of actual loss development emerging more favorably than expected.  Excluding business assumed from state mandated pools, the redundancy in the year ended December 31, 2007 was attributable to prior year reserve decreases in Florida ($17.6 million), Tennessee ($4.9 million), Wisconsin ($2.8 million), Indiana ($2.8 million), South Carolina ($2.2 million), Texas ($2.2 million), North Carolina ($1.7 million), Georgia ($1.2 million) and less significant decreases in several other states.  The accident years with the largest redundancies were 2006 ($13.4 million), 2005 ($11.1 million) and 2004 ($6.4 million).  Excluding assumed business, the redundancy in the year ended December 31, 2006 was attributable to prior year reserve decreases in Florida ($10.9 million), Tennessee ($7.2 million), Indiana ($4.3 million), and Texas ($3.7 million), offset by increases in North Carolina ($4.7 million), and Wisconsin ($3.8 million), with the remaining offset being attributable to other states and assumed business.  The redundancy in the year ended December 31, 2005 was attributable to loss development experience being lower than our selected development factors.  Because of the Company’s extensive history in Florida, Florida loss development factors significantly influence the results of our actuarial reserving methods.  The results of these methods, in turn, influence the IBNR estimate.  In years leading up to 2005, Florida loss development experience decreased from previous levels.

Management believes the historical experience of the Company is a reasonable basis for estimating future losses.  However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and loss adjustment expenses.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE.  While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written.  Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends.  Those anticipated trends are monitored based on actual development and are modified if necessary.  Changes in the Company’s estimate of reserves for losses and loss adjustment expenses are reflected in operations in the period in which the estimates are changed.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9.	POLICYHOLDER DIVIDENDS

Certain policyholders have entered into agreements that provide the opportunity for dividends.  Dividends are accrued on such policies based on specific dividend contract provisions, and the policies’ earned premiums and loss ratios.  Additionally, dividend agreements also allow management to reduce the amount to be paid at management’s discretion, based on the overall profitability of the Company.  Should management choose to reduce the ultimate dividends to be paid, once the amount of the total dividend that will be paid for a policy year is determined, the dividend accrued would be reduced down to the level determined by management.  The reduced dividend amount would be allocated ratably to the participating policies, based on the dividend amount calculated prior to the reduction.  Approximately 28%, 26% and 25% of the total business was subject to dividend participation during the years ended December 31, 2007, 2006 and 2005, respectively.  The dividends are ultimately paid at the sole discretion of the Board of Directors (the “Board”) and must be approved by the Board prior to payment.

Board-mandated dividends accrued for 2007, 2006 and 2005 policies reflect the full potential amount allowed under the respective policies.

10.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2007, the Company had accrued $0.5 million for estimated additional Florida dividends based on its statutory underwriting results pursuant to Florida Statute 627.215 and applicable regulations (“Florida excessive profits”). AmCOMP’s ultimate liability will be based on its premiums earned, loss reserves and expenses compiled in accordance with the statute and regulations.

Litigation—AmCOMP along with AmCOMP Preferred and AmCOMP Assurance are collectively defendants in identical actions commenced in Pennsylvania and Florida courts by the Insurance Commissioner of Pennsylvania, acting in the capacity as liquidator of Reliance Insurance Company.  The complaints in those actions allege that preferential payments were made by Reliance Insurance Company under the formerly existing reinsurance agreement with AmCOMP Preferred and AmCOMP Assurance and seek damages in the amount of approximately $2.3 million.  AmCOMP, along with AmCOMP Preferred and AmCOMP Assurance, has made various motions addressed to these complaints.  The Company, based on the advice of counsel, believes that it has a variety of factual and legal defenses, including but not limited to a right of offset related to the statement of claim filed by the Company and Preferred in the Reliance Insurance Company liquidation proceeding for the recovery of approximately $7.8 million under the reinsurance agreement.  However, on November 14, 2007 the trial court in Florida granted the plaintiff liquidator’s motion for partial summary judgment, finding that the approximate $2.3 million in payments were “preferential” under Pennsylvania law.  This order is not yet a final, appealable order under Florida law.  There are a number of remaining issues, including AmCOMP’s affirmative defenses, which must be determined by the court before a final order or judgment could be entered.  Although the ultimate results of these legal actions and related claims (including any future appeals) are uncertain, the Company had accrued liabilities of $1.2 million, included in accounts payable and accrued expenses, as of December 31, 2007 and 2006 related to those matters.

The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts.  Those actions are considered by the Company in estimating the losses and LAE reserves.

Leases—The Company leases office space, equipment and automobiles under noncancelable lease agreements, with various renewal and escalation clauses.  Rental expense was $3.2 million, $3.2 million and $2.6 million for 2007, 2006 and 2005, respectively.  Future minimum payments under noncancelable capital and operating leases with initial terms of one year or more as of December 31, 2007 are as follows (in thousands):

Year Ended December 31,	Capital Leases	Operating Leases	Total Lease Commitments
2008	$340	$2,563	$2,903
2009	340	1,918	2,258
2010	116	1,296	1,412
2011	–	754	754
2012 and thereafter	–	626	626
	$796	$7,157	$7,953

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Employment Contracts—The Company has entered into employment contracts with certain of its executives.  These contracts generally provide for continuing compensation for a period of 12 to 18 months if the executives are released without cause, except the contract of the chief executive officer provides for compensation for a period equal to the greater of 18 months or the number of months then remaining in the term of the contract.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of all financial instruments, including both assets and liabilities, unless specifically exempted.

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

Cash and Cash Equivalents—The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value due to the short-term nature of those items.

Investment Securities—Fair values for fixed maturity securities and other invested assets are based on quoted market prices where available.  For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services (see Note 4).

Notes Payable—The Company’s note payable is a floating rate long-term debt.  Accordingly, the carrying amount is estimated to approximate the fair value.

12.	401(K) SAVINGS PLAN

The Company sponsors a 401(k) tax-deferred retirement savings plan (the “Plan”) for its employees.  The Plan is approved by the Internal Revenue Service and is administered by a national financial management service.  The Company matches the employee’s contribution at 100% for the first 2% of salary and 50% for the next 4% of salary.  Expenses relating to the Plan were $753,000, $619,000 and $570,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2007, eligibility into the plan was changed to allow entrance into the plan following the first full month of employment, which was a change from the six months previously required.

13.	NOTES PAYABLE

On October 12, 2000, the Company entered into a credit facility (the “Loan”) with a financial institution under which the Company borrowed $11.3 million.  The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin.  The expiration date on the loan is April 10, 2010.  The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP Preferred.  During 2003, the remaining balance of the Loan was refinanced and the Company borrowed an additional $5.5 million.  At December 31, 2007 and 2006, the principal balance was $4.5 million and $6.3 million respectively.  The interest rate was 6.83% and 7.85% at December 31, 2007 and 2006, respectively.  Interest paid during 2007, 2006 and 2005 totaled $0.4 million, $0.5 million and $0.5 million, respectively.

The Loan contains various restrictive covenants and certain financial covenants.  At December 31, 2007, the Company was in compliance with all restrictive and financial covenants.

On April 30, 2004, AmCOMP Preferred issued a $10.0 million surplus note in return for $10.0 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction.  The note matures in 30 years and is callable by the Company after five years.  The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR.  Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the years ended December 31, 2007, 2006 and 2005 totaled $1.0 million and $0.9 million, and $0.7 million, respectively.  Interest accrued as of December 31, 2007 and 2006 was $0.1 million.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

On May 26, 2004, AmCOMP Preferred issued a $12.0 million surplus note, in return for $12.0 million in cash, to ICONS, Inc., as part of a pooled transaction.  The note matures in 30 years and is callable by the Company after five years.  The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the years ended December 31, 2007, 2006 and 2005 totaled $1.2 million, $1.1 million and $0.9 million, respectively. Interest accrued as of December 31, 2007 and 2006 was $0.1 million.

On September 14, 2004, AmCOMP Preferred issued a $10.0 million surplus note, in return for $10.0 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction.  The note matures in approximately 30 years and is callable by the Company after approximately five years.  The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the years ended December 31, 2007, 2006 and 2005 totaled $1.0 million, $0.9 million and $0.7 million, respectively. Interest accrued as of December 31, 2007 and 2006 was less than $0.1 million.

Payments of principal due on the notes payable at December 31, 2007 are as follows (in thousands):

2008	$1,786
2009	1,786
2010	892
2011	–
2012 and thereafter	32,000
Total	$36,464

14.	CAPITAL STOCK

Convertible Preferred Stock Series A—At December 31, 2005, 2.4 million shares of $1.00 par value, voting, participating, convertible preferred stock (“CPS”) was authorized, issued, and outstanding.  If the Company declared and paid a dividend on the common stock, the CPS stockholders were entitled to a dividend equal to the dividend that would have been payable to such holder if the shares had been converted.  The CPS had a liquidation preference of $10 per share and was convertible, at the holder’s option, into 1.7464 shares of the Company’s common stock for each share of CPS held.  The CPS automatically converted into 4,191,399 shares of common stock upon consummation of the qualified public offering.

Undesignated Preferred Stock—At December 31, 2007, the board or directors had the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences and privileges of the shares, without stockholder approval.

Common Stock—There were 45 million authorized shares of $.01 par value common stock as of December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, 15,921,540 and 15,893,162 shares, respectively, were issued and 15,290,181 and 15,758,252, respectively, were outstanding.  Dividends are payable as declared by the Board.

As of December 31, 2007, 1,081,314 shares of common stock were issuable and reserved for future issuance under employee stock option plans and to executives granted options outside of option plans.

During 2005, the Company repurchased 873 shares at a purchase price of $4.24.  The repurchased shares are recorded as treasury stock on the consolidated balance sheets.  In August 2007, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1.5 million shares of the Company’s common stock. The program was intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with the Securities and Exchange Commission’s requirements.  Repurchases under this authorization commenced in August 2007, and were suspended in December 2007, in connection with the potential acquisition of the Company by Employers Holdings, Inc.  As of December 31, 2007, 559,954 shares have been repurchased pursuant to this authorization at an average cost of $9.76 per share.  Additional shares may be repurchased as conditions warrant.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

15.	STOCK OPTIONS

During 1997, the Board of Directors approved a director stock option plan (the “Directors Plan”) and reserved 87,320 shares of common stock for issuance under this plan.  Under the Directors Plan, options vest over a period determined at the time of grant and are exercisable over a five-year period after the date of grant for an exercise price equal to fair value of the common stock (prior to the initial public offering management’s estimate of the fair market value) on the date of grant .  In January 2006, the Directors’ Plan was amended.  The amended plan states that all directors who are not employees of AmCOMP are eligible to receive grants of options under the Directors Plan. Each eligible director receives an automatic, nondiscretionary grant of (1) an option to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $66,000 upon election to the Board and (2) options to purchase shares of common stock with an aggregate fair market value at the time of grant equal to $13,200 annually on each January 1 thereafter so long as he remains an eligible director. In addition, the Board has the authority to make discretionary grants of options under the Plan.  In April 2007, the Directors plan expired, which had no effect on options outstanding thereunder.

During 1996, the Board approved an employee stock option plan (the “1996 Plan”) and reserved 272,878 shares of the Company’s common stock, subsequently increased to 960,531 shares, for future issuance thereunder.  The employee options vest over a period determined at the time of grant and are exercisable over a period of not more than 10 years at an exercise price equal to management’s estimate of the fair market value of the common stock at the date of grant in the case of incentive options and not less than 80% of such fair market value in the case of nonqualified options.   In September 2005, the Board terminated the 1996 Plan, which had no effect on options outstanding thereunder.

Prior to 1999, the Company granted two executives options to purchase shares under nonqualified stock option agreements. Of the options granted, options to purchase 54,575 and 272,877 common shares are still outstanding as of December 31, 2007 and 2006, respectively. These options vested over a three to five-year period and are exercisable over a 10 year period after the date of grant at an exercise price of $13.74 per share.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application transition method.  Under this method, all outstanding employee stock options are being expensed over the remaining vesting period based on the fair value of the options at the date they were granted.  Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation.  As a result of the adoption of SFAS No. 123R, the Company recognized approximately $0.7 million and $0.6 million of stock option compensation expense and less than $0.1million of related tax benefit in the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, total unrecognized compensation expense related to non-vested stock options was approximately $1.3 million.  This cost is expected to be recognized over the weighted average period of 1.9 years.

For the years ended December 31, 2005 and prior, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees and directors.  Under APB No. 25, because the exercise price of the Company’s employee stock options equals or is greater than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

A summary of the Company’s stock option activity through December 31, 2007 is as follows:

	Employees, Directors, and Executives
	Average Exercise Price	Number of Shares
Outstanding–December 31, 2004	$11.09	673,703
Granted	–	–
Exercised	–	–
Forfeited	10.13	(28,124)
Outstanding– December 31, 2005	11.12	645,579
Granted	9.03	818,442
Exercised	9.32	(239,757)
Forfeited	8.89	(132)
Expired	9.26	(2,574)
Outstanding– December 31, 2006	10.08	1,221,558
Granted	10.66	54,737
Exercised	8.85	(91,883)
Forfeited	9.04	(56,362)
Expired	13.67	(221,628)
Outstanding– December 31, 2007	$9.43	906,422

As of December 31, 2007, 2006 and 2005, options to purchase 304,515, 360,505 and 588,453 shares were exercisable.  The weighted average remaining contractual life of the exercisable options was 2.4 years and 0.6 years as of December 31, 2007 and 2006, respectively.  The per-share weighted average grant date fair value of options granted in the years ended December 31, 2007 and 2006 were $3.78 and $3.05, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculation of 2007 grant date fair value: zero expected dividend yield, 4.63% risk-free interest rate, 5 year expected life, and 30.3% volatility.  The expected life was based on historical exercise behavior and the contractual life of the options.  Due to unavailability of historical company information, volatility was based on average volatilities of similar entities for the appropriate period.  Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees.  No options were granted in 2005.  The weighted-average grant date fair value of options vesting during 2007, 2006 and 2005 was $2.84, $1.48 and $1.68, respectively.  As of December 31, 2007 the aggregate intrinsic value of options outstanding and options exercisable was approximately $0.6 million and $0.2 million, respectively.  The total aggregate intrinsic value of options exercised during 2007 and 2006 was approximately $0.1 million and $0.3 million, respectively.  No options were exercised in 2005.

Summary information for option awards expected to vest is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – $ 8.99	6,701	0.00	$8.89	$6,455
9.00 – 9.99	735,036	3.00	9.02	611,888
10.00 – 14.00	123,527	2.33	11.98	–
	865,264	2.88	$9.44	$618,343

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Summary information for total outstanding option awards is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.00 – $ 8.99	6,701	0.00	$8.89	6,701	$8.89
9.00 – 9.99	771,610	3.01	9.02	238,239	9.04
10.00 – 14.00	128,111	2.39	11.93	59,575	13.46
	906,422	2.90	$9.43	304,515	$9.90

In the event that currently outstanding options are exercised, the Company intends to first issue treasury shares to the extent available, or new shares as necessary.

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005
Numerator:
Net income attributable to common stockholders	$18,836	$16,562	$16,785
Denominator:
Weighted-average shares outstanding (denominator for basic earnings per share)	15,647	14,452	5,367
Plus effect of dilutive securities:
Convertible preferred stock	—	459	4,191
Employee stock options	9	20	4
Weighted-average shares outstanding and assumed conversions (denominator for diluted earnings per share)	15,656	14,931	9,562
Basic earnings per share	$1.20	$1.15	$3.13
Diluted earnings per share	$1.20	$1.11	$1.76

For the years ended December 31, 2007, 2006 and 2005, outstanding employee stock options of 879,856, 1,134,979 and 558,483 have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

All share and per share amounts in the condensed consolidated financial statements have been restated to give effect to the 1-for-2.2904 reverse common stock split effected by AmCOMP on February 6, 2006. The stock split was effected as a stock dividend.

17.	REGULATORY EVENTS

On August 24, 2007, the National Council on Compensation Insurance (“NCCI”) submitted its annual workers’ compensation rate filing to the Florida Office of Insurance Regulation (the “Florida OIR”), which called for a statewide average 16.5% rate decrease. Significant declines in claim frequency and an improvement in loss development since the legislature enacted the 2003 reforms are the two main reasons for the proposed premium level decrease. On October 29, 2007, NCCI submitted an amended filing calling for a statewide decrease of 18.4%, which was approved by the Florida OIR on October 31, 2007. The new rates apply to all new and renewal policies as of January 1, 2008.  The effect of the approved decrease cannot currently be ascertained.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

On March 19, 2007, the Company received a Notice of Intent to Issue Order to Return Excessive Profit signed March 14, 2007 (the “Notice”) from the Florida OIR.  The Notice indicates on a preliminary basis that Florida OIR proposes to make a finding, following its review of data submitted by the Company on July 1, 2006 for accident years 2002, 2003 and 2004, that Florida excessive profits (as defined in Florida Statute Section 627.215) in the amount of $5,663,805 have been realized by the Company.  Florida excessive profits under the statute are required to be returned to policyholders under methods defined in the statute. Upon receipt of the Notice, and upon further review by the Company of the data previously submitted, the Company amended its filings to the Florida OIR responding to the Notice and amending the deductible expense items that are utilized in the calculation of Florida excessive profits. These filings amend and increase the expenses the Company believes are permitted by the statute in calculating Florida excessive profits.

The Company, through outside regulatory counsel, has submitted its amended filings to Florida OIR for the years 2002, 2003 and 2004. The amended filings report no Florida excessive profits for the reporting periods. In the event Florida OIR does not agree with the amended filings as submitted by the Company, there would be a disputed issue of material fact and law regarding the calculation of Florida excessive profits. The Company has preserved its right to an administrative hearing under the provisions of the Notice and Florida Statute Chapter 120 (the Florida Administrative Procedures Act). Under Chapter 120, the Company is entitled to a de novo proceeding on the issues described above.  If the administrative ruling is adverse to the Company, the Company would have further appellate rights to the District Court of Appeal.  Management of the Company believes, in part based on advice from legal counsel, that Florida excessive profits were not, in fact, earned in Florida for the years 2002, 2003, and 2004. As of December 31, 2007, no accrual for Florida excessive profits has been provided for the 2002, 2003 and 2004 years.

18.	QUARTERLY RESULTS FOR 2007 AND 2006 (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$64,105	$60,171	$62,961	$61,868
Expenses	58,009	51,596	52,133	57,069
Net income	4,020	5,527	6,876	2,413
Basic earnings per share	0.26	0.35	0.44	0.16
Diluted earnings per share	0.25	0.35	0.44	0.16

2006
Revenues	$70,099	$72,524	$72,572	$68,748
Expenses	60,769	65,428	65,376	67,552
Net income	5,975	5,007	4,324	1,256
Basic earnings per share	0.54	0.31	0.28	0.08
Diluted earnings per share	0.46	0.31	0.28	0.08

19.	SUBSEQUENT EVENTS

On September 4, 2007, the Company obtained a commitment for a $30 million secured non-revolving line of credit from Regions Bank.  Under the terms of the commitment for the loan, the interest rate is a floating rate of 160 basis points over LIBOR.  Advances under the commitment will be available for up to two years from the date of closing.  Fundings under the commitment will have a seven-year fully amortizing term and can be repaid at any time without penalty.  The loan has no fees associated with it other than a ¼% non-usage fee per annum pro-rated for the amount of loan principal which is not drawn down by AmCOMP.  Any advances under the line of credit are to be collateralized by the stock of a wholly-owned insurance subsidiary of AmCOMP and certain intercompany surplus notes.  The loan is designated for strategic and general corporate purposes.  At AmCOMP’s request Regions Bank extended the closing date of the commitment through June 15, 2008.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

On January 10, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Employers Holdings, Inc., a Nevada corporation ("Employers") and Sapphire Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Employers ("Merger Sub"), providing for the acquisition of the Company by Employers.

Pursuant to the Merger Agreement, each issued and outstanding share of common stock, $0.01 par value, of the Company, other than dissenting shares or shares owned by the Company as treasury stock, or by Employers or Merger Sub, will be converted into the right to receive $12.50 per share in cash. As part of the Merger Agreement, Merger Sub will merge with and into the Company with the Company being the surviving corporation in the merger. The Board of Directors of the Company and Employers each approved the entry into the Merger Agreement.

The Merger Agreement and related transactions are subject to the approval of the Company's stockholders, the expiration or termination of applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended, the receipt of other material regulatory approvals, including from the Florida Office of Insurance Regulation, and certain other customary closing conditions.  The merger and related transactions are expected to be completed by the end of the second quarter of 2008.

Employers may terminate the Merger Agreement under certain circumstances, including if the Company’s Board of Directors changes or withdraws its recommendation that the Company stockholders adopt the Merger Agreement or under other circumstances involving a competing offer to acquire the Company. In connection with such termination, the Company may be required to pay a fee of $8 million to Employers. The Company may terminate the Merger Agreement as a result of Employers’ material breach of any of its representations, warranties, covenants or agreements under the Merger Agreement. In connection with Employers’ breach of any of its covenants or agreements or of its representation and warranty that is has sufficient funds to complete the transaction, Employers may be required to pay a termination fee of $8 million to the Company.

In connection with the Merger Agreement, the Company and Employers entered into Integration Bonus and Enhanced Severance Agreements, effective as of January 10, 2008 (together, the “Severance Agreements”), with Employers and each of Debra Cerre-Ruedisili, the Executive Vice President and Chief Operating Officer of the Company, and Kumar Gursahaney, the Senior Vice President and Chief Financial Officer of the Company (the “Executives”).

Under the Severance Agreements, each of the Executive’s employment with the Company will terminate on the date that is 60 calendar days following the closing of the Merger (the “Separation Date”).  The Executives have each agreed to use best efforts to ensure a smooth transition and integration in the Merger and to perform certain other duties prior to and following the closing of the Merger.  In consideration of the above, and subject to the consummation of the Merger, provided that the Executive either remains employed by the Company through the Separation Date or is terminated by Employers or the Company other than for cause on or prior to the Separation Date, the Executive will be entitled to receive a bonus in an amount equal to $200,000 in the case of Ms. Cerre-Ruedisili and $110,000 in the case of Mr. Gursahaney, as soon as practicable, but in no event later than, 15 calendar days following the Separation Date.

Index
AmCOMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

In addition, provided that such Executive remains employed by the Company through the Separation Date, or is terminated by the Company or Employers other than due to death, disability or for cause at any time following the closing of the Merger, then in lieu of payments set forth in Section 7(c) of such Executive’s employment agreement, Employers will pay or will cause the Company to pay to such Executive 18 months of severance pay, each monthly payment in an amount equal to the sum of (i) one-sixth of annual salary in the case of Ms. Cerre-Ruedisili, and one-eighth of annual salary in the case of Mr. Gursahaney, each as in effect immediately prior to such termination and (ii) one-twelfth of the amount of incentive compensation and bonuses approved and accrued for such Executive in respect of the most recent fiscal year preceding such termination. The Executives will also be entitled to continued eligibility to participate in any medical and health plans or other employee welfare benefit plans that may be provided by the Company for its senior executive employees for 18 months following the Separation Date.

Each Executive has also acknowledged and agreed that such Executive will continue to be subject to the terms and conditions of the restrictive covenants set forth in Section 9 of such Executive’s employment agreement with the Company for the 18-month period set forth therein (the “Restricted Period”).  The Executives have each further agreed to be available to the Company and Employers and to assist the Company and Employers during the Restricted Period in performing such duties as the Company or Employers may request from time to time.

On March 4, 2008, a purported class-action complaint was filed in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, on behalf of Broadbased Equities, an alleged stockholder of the Company, and all others similarly situated. The complaint, which names as defendants the Company, the Company’s directors Fred R. Lowe, Debra Cerre-Ruedisili, Sam A. Stephens, Paul B. Queally, Donald C. Stewart and Spencer L. Cullen, Jr., and Employers, asserts claims related to the proposed transaction with Employers for breaches of fiduciary duty and, in the case of Employers, aiding and abetting such breaches, in connection with the directors’ determination to sell the Company.  The complaint seeks a declaratory judgment that the defendants have breached their fiduciary duties to plaintiff and the purported class members and/or, in the case of Employers, aided and abetted such breaches, compensatory and/or rescissory damages, as well as pre and post-trial interest, as allowed by law, and the costs and disbursements of the action, including reasonable attorneys' and experts' fees and other costs. The Company believes that these claims are without merit and intends to defend this action vigorously and, therefore, no provision for this litigation has been made in the current financial statements.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

AmCOMP’s management, with the participation of AmCOMP’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of AmCOMP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, AmCOMP’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, AmCOMP’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AmCOMP in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AmCOMP in the reports that it files or submits under the Exchange Act is accumulated and communicated to AmCOMP’s management, including AmCOMP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is also responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2007. Johnson Lambert & Co. LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting as of December 31, 2007, which appears herein.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

Index

PART III

Item 10.  Directors and Executive Officers of the Registrant

           The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

Item 11.  Executive Compensation

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements as of December 31, 2007 and December 31, 2006 and for the three years ended December 31, 2007 included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this Report.

Schedule II – Condensed Financial Information of Parent Company

Schedule V – Valuation and Qualifying Accounts

Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the Consolidated Financial Statements or notes thereto.

Index

AmCOMP Incorporated
Schedule II—Condensed Financial Information of Parent Company
Condensed Balance Sheets

	December 31,
	2007	2006
	(In Thousands)
Assets
Cash and cash equivalents	$3,534	$5,799
Fixed maturity securities available-for-sale at fair value (amortized cost of $5,000,000 in 2006)	–	5,000
Investment in subsidiaries	148,495	127,518
Surplus notes receivable from affiliates	25,500	25,500
Interest receivable on surplus notes receivable from affiliates	2,539	2,552
Other assets	157	91
Income tax recoverable	962	3,102
	$181,187	$169,562
Liabilities and Stockholders’ Equity
Deferred income taxes	$926	$951
Note payable	4,464	6,250
Payable to affiliated companies	16,105	22,824
Income tax payable	1,441	–
Other liabilities	74	249
Stockholders’ Equity
Common stock	159	158
Other stockholders’ equity	158,018	139,130
Total stockholders’ equity	158,177	139,288
	$181,187	$169,562

See accompanying notes to condensed financial statements

Index

AmCOMP Incorporated
Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Revenues
Interest income	$2,944	$2,770	$1,955

Expenses
Other operating expenses	235	159	62
Interest expense	393	529	545
Total expenses	628	688	607
Income before income taxes and equity in undistributed earnings of consolidated subsidiaries	2,316	2,082	1,348
Income tax (benefit) expense	452	797	(279)
Equity in undistributed earnings of consolidated subsidiaries	16,972	15,277	15,158
Net Income	$18,836	$16,562	$16,785

See accompanying notes to condensed financial statements

Index

AmCOMP Incorporated
Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Operating Activities:
Net income	$18,836	$16,562	$16,785
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from exercise of options	(41)	(162)	—
Equity in earnings of subsidiaries	(16,972)	(15,277)	(15,158)
Stock Option expense	702	545	—
Interest receivable on surplus notes receivable from affiliates	13	2,100	(1,917)
Deferred income taxes	(25)	(576)	24
Income tax recoverable	3,596	(2,023)	1,961
Other assets and other liabilities	(66)	1,389	(1,365)
Payable to affiliated companies	(6,719)	4,372	890
Accounts payable and accrued expenses	(175)	(290)	542
Net cash provided by operating activities	(851)	6,640	1,762
Investing Activities:
Securities available-for-sale:
Purchases	(5,000)	(7,000)	—
Sales and maturities	10,000	2,000	—
Investment in subsidiary	—	(45,000)	—
Net cash used in investing activities	5,000	(50,000)	—
Financing activities:
Proceeds from initial public offering	—	47,972	—
Proceeds from option exercise	812	1,828	—
Excess tax benefits from exercise of options	41	162	—
Purchase of treasury stock	(5,481)	—	—
Payment of note payable	(1,786)	(1,786)	(1,785)
Net cash provided by (used in) financing activities	(6,414)	48,176	(1,785)
Net increase(decrease) in cash	(2,265)	4,816	(23)
Cash at beginning of year	5,799	983	1,006
Cash at end of the year	$3,534	$5,799	$983

See accompanying notes to condensed financial statements

Index
AmCOMP Incorporated
Notes to Condensed Financial Statements
Years Ended December 31, 2007, 2006 and 2005

1.  Accounting Policies

Organization

AmCOMP Incorporated (the “Company”) is a Delaware-domiciled holding company organized for the purpose of acquiring and managing insurance entities.

Basis of Presentation

The condensed financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States.

The accompanying condensed financial statements have been prepared using the equity method to account for investments in subsidiaries.  Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings (loss) of consolidated subsidiaries since the date of acquisition.  These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

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

2. Note Payable

On October 12, 2000, the Company entered into a credit facility (the “Loan”) with a financial institution under which the Company borrowed $11.3 million.  The Loan calls for monthly interest payments at the 30-day LIBOR rate plus a margin.  The expiration date on the loan is April 10, 2010.  The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP Preferred.  During 2003, the remaining balance of the Loan was refinanced and the Company borrowed an additional $5.5 million.  At December 31, 2007 and 2006, the principal balance was $4.5 million and $6.3 million, respectively.

Maturities of the Loan at December 31, 2007 are as follows (in thousands):

2008	$1,786
2009	1,786
2010	892
Total	$4,464

3. Related Party Transactions

On December 30, 1996, the Company loaned $10.0 million to AmCOMP Preferred Insurance Company (“AmComp Preferred”) and received a surplus note in the same amount.  The note provides for quarterly interest payments beginning on March 31, 1997 and payment of the principal on September 15, 2009.  Interest accrues at an annual rate of 100 basis points in excess of the prime rate, which was 9.25% at December 31, 2007.  Both the payment of interest and principal require approval of the Florida Department of Financial Services (“FDFS”).  Interest income was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Approved interest paid during the years ended December 31, 2007 and 2006 totaled $1.8 million and $1.6 million, respectively.  Earned but unpaid interest as of December 31, 2007 and 2006 was $0.1 million and $0.8 million, respectively.

Index
AmCOMP Incorporated
Notes to Condensed Financial Statements
Years Ended December 31, 2007, 2006 and 2005

On December 31, 2000, the Company loaned $5.0 million to AmCOMP Assurance Corporation (“AmComp Assurance”) and received a surplus note in the same amount.  The note provides for quarterly interest payments beginning on March 31, 2001 and payment of the principal on March 31, 2006.  Interest accrues at an annual rate of 10.0%.  Both the payment of interest and principal require approval of the FDFS.  Interest income was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Approved interest paid during the year ended December 31, 2006 totaled $1.4 million. Earned but unpaid interest as of December 31, 2007 and 2006 was $1.1 million and $0.6 million, respectively.

On December 31, 2002, the Company loaned $2.0 million to AmCOMP Assurance and received a surplus note in the same amount.  The note provides for quarterly interest payments beginning on March 31, 2003 and payment of the principal on March 31, 2008.  Interest accrues at an annual rate of 450 basis points in excess of the LIBOR, which was 9.86% at December 31, 2007.  Both the payment of interest and principal require approval of the FDFS.  Interest income was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Approved interest paid during the years ended December 31, 2007 and 2006 totaled $0.4 million and $0.3 million, respectively.  Earned but unpaid interest as of December 31, 2007 and 2006 was less than $0.1 million and $0.2 million, respectively.

On March 31, 2003, the Company loaned $2.0 million to AmCOMP Assurance and received a surplus note in the same amount.  The note provides for quarterly interest payments beginning on June 30, 2003 and payment of the principal on March 31, 2008.  Interest accrues at an annual rate of 450 basis points in excess of LIBOR, which was 9.86% at December 31, 2007.  Both the payment of interest and principal require approval of the FDFS.  Interest income was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Approved interest paid during the years ended December 31, 2007 and 2006 totaled $0.4 million and $0.3 million, respectively.  Earned but unpaid interest as of December 31, 2007 and 2006 was less than $0.1 million and $0.2 million, respectively.

On December 4, 2003, the Company loaned $6.5 million to AmCOMP Assurance and received a surplus note in the same amount.  The note provides for quarterly interest payments beginning on March 31, 2004 and repayment of the principal on December 31, 2008.  Interest accrues at an annual rate of 450 basis points in excess of LIBOR, which was 9.86% at December 31, 2007.  Both the payment of interest and principal require approval of the FDFS.  Interest income was $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005 respectively. Approved interest paid during the year ended December 31, 2006 totaled $0.8 million.  Earned but unpaid interest as of December 31, 2007 and 2005 was $1.3 million and $0.7 million, respectively

  As the Company does not keep significant cash on hand, it may find it necessary to borrow funds from subsidiaries to make tax, debt or other payments.  Additionally, as the Company files a consolidated tax return with its affiliates, it makes tax payments on behalf of subsidiaries, thereby creating a receivable from affiliates balance.  The tax allocation method between affiliates is subject to a written tax sharing agreement under which each company pays a share of the total tax liability determined as if computed separately.  The borrowings from affiliates, offset by receivables from affiliates, and interest receivable on surplus notes are recorded in the Receivable from or Payable to Affiliated Companies line items on the balance sheet.  As of December 31, 2007 and 2006, the Company had recorded approximately $16.1 million and $22.8 million, respectively, of net payables to affiliates.

Index
AmCOMP Incorporated
Notes to Condensed Financial Statements
Years Ended December 31, 2007, 2006 and 2005

4. Federal and State Income Taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 was allocated as follows:

	2007	2006	2005
Current expense (benefit)
Federal	$472	$1,371	$(329)
State	5	164	26
Total current (benefit) expense	477	1,535	(303)
Deferred (benefit) expense
Federal	(25)	(665)	22
State	—	(73)	2
Total deferred (benefit) expense	(25)	(738)	24
Total tax expense (benefit)	$452	$797	$(279)

AmCOMP’s effective income tax rate differed from the statutory income tax rate for the years ended December 31, 2007, 2006 and 2005 as follows:

	2007	%	2006	%	2005	%
Statutory federal income tax rate	$811	35.0%	$729	35.0%	$457	35.0%
Increases (reductions) in tax resulting from:
Surplus notes interest income deferred	—	—	—	—	(647)	(49.6)
Tax-exempt interest	(84)	(3.6)	(39)	(0.9)	—	—
Prior year provision to return adjustment	(241)	(10.4)	(3)	(0.1)	122	9.3
State tax	(34)	(1.5)	59	2.8	(211)	(16.1)
Other	—	—	51	1.5	—	—
	$452	19.5%	$797	38.3%	$(279)	(21.4)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities included at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred Tax Liabilities:
Surplus Notes Interest Receivable	$926	$951

Index

AmCOMP Incorporated and Subsidiaries
Schedule V—Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at beginning of period	(Credited)/ charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
Year ended December 31, 2007
Allowance for uncollectible:
Premiums in course of collection	$4,106	$(80)	$—	$(1,288)	$2,738
Year ended December 31, 2006
Allowance for uncollectible:
Premiums in course of collection	$4,887	$987	$—	$(1,768)	$4,106
Year ended December 31, 2005
Allowance for uncollectible:
Premiums in course of collection	$6,000	$1,525	$—	$(2,638)	$4,887
_________________
(1)	Deductions include write-offs of amounts determined to be uncollectible.

AmCOMP Incorporated and Subsidiaries
Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations
(in thousands)

	Affiliations	Deferred Policy	Reserves for Unpaid Claims and Claims	Discount if any Deducted	Unearned and	Net	Net	Claims and Claims Adjustment Expense Incurred Related to		Amortization of Deferred Policy	Paid Claims and Claims	Net
	With Registrant	Acquisition Costs	Adjustment Expenses	in Column C (1)	Advanced Premiums	Premiums Earned	Investment Income	Current Year	Prior Years	Acquisition Costs	Adjustment Expenses	Premiums Written
	Consolidated Property and Casualty Subsidiaries
2007		$19,116	$324,224	$–	$102,672	$229,349	$20,102	$163,070	$(36,508)	$44,469	$130,758	$221,084
2006		20,749	334,363	–	115,218	266,456	17,461	177,841	(14,171)	49,410	132,801	264,788
2005		19,413	309,857	–	115,574	256,603	10,798	168,355	(24,692)	42,955	103,008	267,652
_________________
(1)
We discount the indemnity portion of loss reserves for select policies issued in Texas that have fixed or determinable future payment.  The total amount of this discount is not material to the financial statements.

Index

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Index

Number	Description of Exhibit
2.1
Agreement and Plan of Merger by and among the Registrant, Employers Holdings, Inc. and Sapphire Acquisition Corp., dated as of January 10, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2008).

3.1
Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-128272) (the “Form S-1”).

3.2	Form of Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1).
3.3	Amended and Restated Bylaws of the Registrant, as of September 28, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2007).
4.1	Specimen Certificate for the Registrant’s common stock (incorporated by reference to Exhibit 4.1 to the Form S-1).
4.2	Indenture, dated April 30, 2004, by and between AmCOMP Preferred Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Form S-1).
4.3	Indenture, dated May 26, 2004, by and between AmCOMP Preferred Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Form S-1).
4.4	Indenture, dated September 14, 2004, by and between AmCOMP Preferred Insurance Company and JP Morgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.4 to the Form S-1).
10.1	Registration Rights Agreement, dated as of January 26, 1996, by and among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Form S-1).
10.2
Amendment No. 1 to Stockholders Agreement and Registration Rights Agreement dated July 8, 1996 by and among the Registrant, Florida Administrators, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.3	Loan Agreement, dated October 12, 2000, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.3 to the Form S-1).
10.4	First Amendment to Loan Agreement, dated April 25, 2003, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Form S-1).
10.5	Second Amendment to Loan Agreement, dated April 23, 2004, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.5 to the Form S-1).
10.6	Third Amendment to Loan Agreement, dated August 23, 2005, by and between the Registrant and AmSouth Bank (incorporated by reference to Exhibit 10.6 to the Form S-1).
+10.7	1996 Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1).
+10.8	Amended and Restated Directors’ Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the Form S-1).
+10.9	Form of 2005 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.9 to the Form S-1).
+10.10	Form of Stock Option Award Agreement of the Registrant for options granted under the Registrant’s stock option plans (incorporated by reference to Exhibit 10.10 to the Form S-1).
+10.11	Amended and Restated Employment Agreement, dated as of August 22, 2005, by and between the Registrant and Fred R. Lowe (incorporated by reference to Exhibit 10.11 to the Form S-1).
+10.12	Amended and Restated Employment Agreement, dated as of August 22, 2005, by and between the Registrant and Debra Cerre-Ruedisili (incorporated by reference to Exhibit 10.12 to the Form S-1).
+10.13	Amended and Restated Employment Agreement dated as of August 22, 2005, by and between the Registrant and Kumar Gursahaney (incorporated by reference to Exhibit 10.13 to the Form S-1).
+10.14	Form of Executive Employment Agreement by and between the Registrant and other executive employees (incorporated by reference to Exhibit 10.14 to the Form S-1).
+10.15	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.15 to the Form S-1).
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

Index

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

10.39
Workers’ Compensation and Employers Liability Quota Share Reinsurance Agreement between AmCOMP Assurance Company and/or AmCOMP Preferred Insurance Company, and/or Pinnacle Assurance Corporation, and/or Thomas Jefferson Insurance Company and Swiss Reinsurance America Corporation (incorporated by reference to Exhibit 10.39 to the Form S-1).

10.40
Underlying Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2002, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group by American Re-Insurance Company (incorporated by reference to Exhibit 10.40 to the Form S-1).

10.41
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2002, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.41 to the Form S-1).

Index

10.42
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2002, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.42 to the Form S-1).

10.43
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2003, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.43 to the Form S-1).

10.44
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2003, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.44 to the Form S-1).

10.45
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2004, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.45 to the Form S-1).

10.46
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2004, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.46 to the Form S-1).

10.47
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2005, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.47 to the Form S-1).

10.48
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2005, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.48 to the Form S-1).

10.49
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2006, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.49 to the Form S-1).

10.50
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2006, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.50 to the Form S-1).

10.51
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2007, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)..

10.52
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2007, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

*10.53
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2008, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group – 75% participation.

*10.54
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2008, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group – 25% participation.

*10.55
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2008, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group.

10.56
Integration Bonus and Enhanced Severance Agreement by and among the Registrant, Employers Holdings, Inc. and Debra Cerre-Ruedisili, dated as of January 31, 2008, effective as of January 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 1, 2008).

Index

10.57
Integration Bonus and Enhanced Severance Agreement by and among the Registrant, Employers Holdings, Inc. and Kumar Gursahaney, dated as of January 31, 2008, effective as of January 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 1, 2008).

14	Code of Business Ethics and Conduct.
16	Letter from Deloitte & Touche LLP dated April 11, 2007 (incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2007).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form S-1).
*23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
*23.2	Consent of Independent Registered Public Accounting Firm – Johnson Lambert & Co., LLP
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
*	Filed herewith.

+	Indicates those contracts that are management contracts or compensation plans or arrangements.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of North Palm Beach, State of Florida on the 5th day of March, 2008.

AMCOMP INCORPORATED
(Registrant)

By:	/s/ Fred R. Lowe
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

Signature	Title	Date

/s/ Fred R. Lowe	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 5, 2008
Fred R. Lowe

/s/ Debra Cerre-Ruedisili	Executive Vice President, Chief Operating Officer and Director	March 5, 2008
Debra Cerre-Ruedisili

/s/ Kumar Gursahaney	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 5, 2008
Kumar Gursahaney

/s/ Sam A. Stephens	Director	March 5, 2008
Sam A. Stephens

Director
Paul B. Queally

/s/ Spencer L. Cullen, Jr.	Director	March 5, 2008
Spencer L. Cullen, Jr.

/s/ Donald C. Stewart	Director	March 5, 2008
Donald C. Stewart