Form 10-K/A
period 2007-12-31
AMCOMP INC /FL
filed 2008-04-29
CIK 1009667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer o	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on March 6, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. AmCOMP Incorporated (the “Company”) has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

On January 10, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Employers Holdings, Inc., a Nevada corporation ("Employers") and Sapphire Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Employers ("Merger Sub"), providing for the acquisition of the Company by Employers.  Pursuant to the Merger Agreement, each issued and outstanding share of common stock, $0.01 par value (the "Common Stock"), of the Company, other than dissenting shares or shares owned by the Company as treasury stock, or by Employers or Merger Sub, will be converted into the right to receive $12.50 per share in cash. As part of the Merger Agreement, Merger Sub will merge with and into the Company with the Company being the surviving corporation in the merger (the “Merger”). The Board of Directors of the Company and Employers each approved the entry into the Merger Agreement.  The Merger Agreement and related transactions are subject to the approval of the Company's stockholders, the receipt of other material regulatory approvals, including from the Florida Office of Insurance Regulation, and certain other customary closing conditions.  The merger and related transactions are expected to be completed by the end of the second quarter of 2008.

i

AmCOMP INCORPORATED

ii

Index

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The following table sets forth information regarding the directors of the Company.

Name	Age	Position	Position Held Since
Fred R. Lowe	73	Chairman of the Board and Director, President and Chief Executive Officer	1997
Debra Cerre-Ruedisili	52	Executive Vice President, Chief Operating Officer and Director	1998
* Sam A. Stephens	72	Director	1995
* Paul B. Queally	44	Director	1996
* Donald C. Stewart	63	Director	2006
* Spencer L. Cullen, Jr.	70	Director	2006
_______________

*	Independent Director

Fred R. Lowe has served as chairman of AmCOMP since September 2005 and has been AmCOMP’s president, chief executive officer and a director of AmCOMP since February 1997.  He is the chairman of each of AmCOMP’s subsidiaries.  Mr. Lowe co-founded Florida Administrators, Inc. (“Florida Administrators”), one of the Company’s subsidiaries, now known as Pinnacle Administrative Company (“Pinnacle Administrative”).  From 1992 until 1997, Mr. Lowe was an independent consultant, which included providing consulting services to Florida Administrators from 1994 to 1997.  From 1989 to 1992, Mr. Lowe held various executive positions with several financial service companies.  Mr. Lowe assisted in the conversion of the Florida Air Conditioning Contractors Association-Self Insurers Fund (“FACCA-SIF”), which later became AmCOMP Preferred Insurance Company (“AmCOMP Preferred”), into a capitalized insurance company.  He attended Ohio University.

Debra Cerre-Ruedisili has served as executive vice president of AmCOMP since April 1997, chief operating officer since March 1998 and a director since September 1998.  Ms. Cerre-Ruedisili has served as a director of AmCOMP Assurance Corporation (“AmCOMP Assurance”) since September 1998 and as president and chief operating officer since January 2001.  Ms. Cerre-Ruedisili has served as the president, vice chairman and a director of AmCOMP Preferred since January 2001, and as the chief operating officer since January 2003.  Prior to joining AmCOMP, Ms. Cerre-Ruedisili served for 10 years as co-chief executive officer and chief operating officer of MedView Services Incorporated, a managed care provider.  From 1984 through 1987, Ms. Cerre-Ruedisili served as the risk manager of Kmart Corporation.  Prior to that, Ms. Cerre-Ruedisili was an attorney in private practice specializing in defense of workers’ compensation claims and a workers’ compensation claims adjuster and claims manager for Transamerica Insurance Group.  Ms. Cerre-Ruedisili served as a member of the Board of Governors of the Florida Workers’ Compensation Joint Underwriting Association from 1999 through 2003.  Ms. Cerre-Ruedisili has a B.A. in psychology from the University of Michigan and a J.D. from the University of Detroit.

Sam A. Stephens has served as a director of AmCOMP since December 1995.  Mr. Stephens was the chairman of AmCOMP from December 1995 to September 2005.  Mr. Stephens co-founded Florida Administrators and founded FACCA-SIF.  He has been a director of AmCOMP Assurance, AmCOMP Preferred, Pinnacle Administrative and Pinnacle Benefits, Inc. (“Pinnacle Benefits”) since their inception.  Mr. Stephens served as chairman of these subsidiaries until July 2004.  Mr. Stephens previously served as president of Pinnacle Benefits.  Mr. Stephens has a B.A. in economics from the University of Florida.

Index

Paul B. Queally has served as a director of AmCOMP since 1996.  Mr. Queally is Co-President of Welsh, Carson, Anderson & Stowe (“Welsh Carson”), a private equity investment firm.  Mr. Queally joined Welsh Carson  in January 1996, and since 2000, he has served on the firm’s Management Committee and subsequently its Executive Committee.  Prior to joining Welsh Carson, Mr. Queally was a General Partner at the Sprout Group, which was the private equity arm of Donaldson, Lufkin & Jenrette Securities Corporation.  He is currently a board member of United Surgical Partners, Inc., Concentra Inc., MedCath Inc., Aptuit, Inc. and several private companies.  He was previously a board member of, among others, AmeriPath, Accuro, Hawk Medical Corporation, Sunrise Assisted Living, LabOne, OccuSystems, Inc. and Surgical Health Corporation.  Mr. Queally holds a B.A. from the University of Richmond, where he was a member of the Board of Trustees for eight years, and an M.B.A. from Columbia University.

Donald C. Stewart has served as a director of AmCOMP since February 2006.  Mr. Stewart is currently an independent financial consultant.  From January 1999 through March 2005, Mr. Stewart held the positions of chairman and chief executive officer of Ridgewood Egypt LLC, an independent water and power producer.  From 1990 to 1999, Mr. Stewart was an independent financial consultant.  From 1987 to 1990, Mr. Stewart was the chairman and chief executive officer of Hercules Engines.  Earlier in his career, Mr. Stewart spent approximately nine years actively practicing as a CPA.  Mr. Stewart has a B.S. degree in Business from Lehigh University.

Spencer L. Cullen, Jr. has served as a director of AmCOMP since February 2006.  Mr. Cullen is currently retired.  From October 1983 to January 2003, he held the position of general manager of the Florida Automobile Joint Underwriting Association, where he managed the daily operations with respect to insurance activities.  From 1981 to 1983, Mr. Cullen served as deputy insurance commissioner at the Florida Insurance Department.  From 1975 to 1981, Mr. Cullen held the position of director of the Division of Risk Management for the Florida Insurance Department, where he oversaw the State of Florida’s risk management insurance program.  Mr. Cullen has an Associate of Arts degree from Chipola Community College.

See also “Item 1. Business -- Executive Officers” in the Original Form 10-K for information regarding the Company’s executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”).  Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its officers and directors complied with all applicable filing requirements during the 2007 fiscal year, except as noted below:

On March 26, 2007, Sam A. Stephens, Spencer L. Cullen, Jr. and Donald C. Stewart, and on March 27, 2007, Paul B. Queally and Sean Traynor, each filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on January 1, 2007.  On September 14, 2007, Colin Williams filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on February 9, 2006.

Code of Ethics

The Company has a Code of Business Conduct and Ethics, which is accessible on the Company website, www.amcomp.com. The Code of Business Conduct and Ethics applies to each of the Company’s directors and officers, including the chief executive officer and chief financial officer, and all of the Company’s other employees.

Audit Committee

The Company has a separately-designated standing Audit Committee in conformity with the definition contained in Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is charged with reviewing the Company’s annual audit and meeting with the Company’s independent auditors to review the Company’s internal controls and financial management practices and other responsibilities as discussed in the Audit Committee Charter.  The Audit Committee is also responsible for engaging, overseeing and compensating the Company’s independent auditors.

Index

The Audit Committee currently comprises Messrs. Stewart (chairman), Cullen and Stephens, who are independent directors, as defined in Rule 4200 of the National Association of Securities Dealers (“NASD”) listing standards and who satisfy the requirements for audit committee independence under Rule 4350(d) of the NASD listing standards.  All three members of the Audit Committee are financially literate, and two of them, Messrs. Stewart and Cullen, are considered audit committee financial experts within the meaning of Item 407(d) of Regulation S-K.

 Item 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives

In this discussion and analysis, the Company refers to its chief executive officer, the chief financial officer, and each of the Company’s other three most highly compensated executive officers as its “Named Executive Officers.”  For all Named Executive Officers, compensation, other than base salary, is intended to be performance-based. The Company’s Stock Option and Compensation Committee believes that compensation paid to Named Executive Officers should be closely aligned with the Company’s performance on both a short-term and long-term basis to create value for stockholders.  Such compensation should also assist the Company in attracting and retaining key executives critical to its long-term success.

In establishing compensation for Named Executive Officers, the following are the Stock Option and Compensation Committee’s objectives:

•	to attract and retain individuals of superior ability and managerial talent;

•	to ensure officer compensation is aligned with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s stockholders; and

•
to enhance the officers’ incentive to increase the Company’s stock price and maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation for management in the form of direct ownership in the Company through stock options.

To achieve these objectives, the Company’s overall compensation program aims to pay its Named Executive Officers competitively, consistent with the Company’s success and their contribution to that success.  To accomplish this the Company relies on programs that provide compensation in the form of both cash and equity. Although the Company’s Stock Option and Compensation Committee has not adopted any formal guidelines for allocating total compensation between cash and equity, the Stock Option and Compensation Committee benchmarks to a peer group of comparable companies, while also considering the balance between providing short-term incentives and long-term parallel investment with stockholders to align the interests of management with stockholders.

Determination of Compensation Awards

The Stock Option and Compensation Committee is provided with the primary authority and discretion to determine and recommend to the Company’s Board of Directors the compensation awards available to its executive officers, other than its chief executive officer.  To aid the Stock Option and Compensation Committee in making its determination, the chief executive officer provides recommendations annually to the Stock Option and Compensation Committee regarding the compensation of all executive officers, excluding himself.  Each Named Executive Officer, in turn, participates in an annual performance review with the chief executive officer to provide input about his or her contributions to the Company’s business for the period being assessed.

Index

The Stock Option and Compensation Committee has the sole authority and discretion to determine the chief executive officer’s compensation.  The Stock Option and Compensation Committee reviews the performance of the Company’s chief executive officer annually.

Compensation Benchmarking and Peer Group

The Company has not retained a compensation consultant to review the Company’s policies and procedures with respect to executive compensation.  The Company conducts an annual benchmark review of the aggregate level of its executive compensation, as well as the mix of elements used to compensate the executive officers. In addition, the Stock Option and Compensation Committee has historically taken into account input from other independent members of the Board of Directors and publicly available data relating to the compensation practices and policies of other companies within and outside the Company’s industry. The Company benchmarked its executive compensation against the median compensation paid by these peer companies.  While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of the Company’s business and objectives that may be unique to the Company, the Company generally believes that gathering this information is an important part of its compensation-related decision-making process.  The Company recognizes that to attract, retain and motivate key individuals, such as the Named Executive Officers, the Stock Option and Compensation Committee may determine that it is in the Company’s best interests to negotiate total compensation packages with its executive management that may deviate from the general principle of targeting total compensation at the median level for the peer group. Actual pay for each Named Executive Officer is determined around this structure, driven by the performance of the executive over time, as well as the Company’s annual performance.

Section 162(m) of the Internal Revenue Code prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1,000,000 paid for a given fiscal year to the chief executive officer (or person acting in that capacity) at the close of the corporation’s fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation’s fiscal year.  The $1,000,000 compensation deduction limitation does not apply to “performance-based compensation.”  The Company believes that, with certain exceptions, any compensation received by executive officers in connection with the exercise of options granted under the 2005 Plan qualifies as “performance-based compensation.”  The policy of the Stock Option and Compensation Committee is to the extent reasonable to qualify the Company’s executive officers’ compensation for deductibility under Section 162(m) and other applicable tax laws.  However, the Stock Option and Compensation Committee believes that providing an appropriate level of cash compensation and maintaining flexibility in determining compensation are also important issues that must be balanced with preserving a tax deduction for amounts in excess of $1,000,000.

Elements of Compensation

Base Salary

Base salaries for the Company’s Named Executive Officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at other companies (base salaries are targeted to be competitive with the industry).  The Company believes that it is necessary to position executive officers’ base salaries at or above these levels in order to attract, retain and motivate its executive officers.  In addition, the Stock Option and Compensation Committee considers the recommendations of the Company’s chief executive officer and its chief operating officer.  The Company defines the relevant labor market through the use of third-party executive salary surveys that reflect both the insurance industry as well as a broader cross-section of companies from many industries.  Annual salary adjustments are determined by (i) considering various factors, tangible and intangible achieved by the Company; (ii) the overall performance of the executive; (iii) the length of the executive’s service to the Company; and (iv) any increased responsibilities assumed by the executive.  There are no restrictions on salary adjustments.  The Company has employment agreements with its Named Executive Officers, which set the base salaries and other terms and conditions of employment for such individuals.

Index

Performance-Based Compensation

The Company structures its annual incentive bonus program to reward Named Executive Officers based upon the Company’s performance and based upon the individual Named Executive Officer’s contribution to that performance.  This allows Named Executive Officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved.  In determining the compensation awarded to each Named Executive Officer based on performance, the Company evaluates its and the Named Executive Officers’ performance in a number of areas.

The general criteria for evaluating the Company’s performance and the performance of its Named Executive Officers include several strategic and financial indicators that the Company considers to be fair drivers of shareholder value creation.  In determining whether corporate performance measures have been achieved, the Company relies on the specific analysis of whether the Company meets its financial objectives, including its net income and earnings per share projections.  In determining whether individual performance measures have been achieved, the Company uses a WIN WIN approach.   This is a formal performance agreement that is reviewed on a quarterly basis to provide both the Company and the Named Executive Officers the opportunity to discuss job performance, identify and correct weaknesses, encourage and recognize strengths, and discuss positive, purposeful approaches for meeting goals. Performance measurements for the Named Executive Officers include gross written premium, combined ratio, expense ratio, loss ratio and net profit.  Merit pay adjustments or performance bonuses are awarded by the Company to recognize superior performance.

The Company has in place an additional incentive bonus formula for one of its Named Executive Officers, Colin Williams, President of the Texas Region.  Mr. Williams has, in his employment agreement, an incentive bonus provision based upon the “underwriting profit” (as defined in the employment agreement) earned by the Company in the Texas Region.  Mr. Williams is entitled to 2 ½% of the first $2,000,000 of regional underwriting profit of the Texas Region, and an additional $10,000 for each additional $1,000,000 of such regional underwriting profit.

Discretionary Long-Term Equity Incentive Awards

The Company’s executive officers, along with a large portion of its employees, are eligible to participate in the Company’s awards of stock option grants.

Guidelines for the number of stock options granted to each executive officer are determined using a procedure approved by the Stock Option and Compensation Committee based upon several factors, including the executive officer’s salary grade, performance and the value of the stock option at the time of grant.  As a result, additional grants other than the potential annual award may be made following a significant change in job responsibility or in recognition of a significant achievement. In addition, in prior years, the Stock Option and Compensation Committee has approved an initial grant of stock options at the time of hire to attract talented executive officers.

Stock options granted under the Company’s various stock plans generally have a four-year vesting schedule in order to provide an incentive for continued employment and generally expire five years after the date of the grant.  The Company grants options at the fair market value of the underlying stock on the date of grant.

Defined Contribution Plans

The Company has a Section 401(k) Savings/Retirement Plan (“401(k) Plan”) to cover its eligible employees or eligible employees of any of its designated affiliates.  The 401(k) Plan permits its eligible employees to defer up to 60% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company currently makes matching contributions to the 401(k) Plan in an amount equal to a maximum of four percent of the participant’s annual salary and subject to certain other limits. The 401(k) Plan requires an employee to attain the age of 21 and complete six months of service to be eligible to participate. The 401(k) Plan participants vest 20% annually and are fully vested in five years in the amounts contributed by the Company. Effective January 1, 2007, employees were eligible to participate on the first of the month following their date of hire.

Index

Benefits

The Named Executive Officers are eligible to participate in company-sponsored benefit programs on the same terms and conditions as those made available to its employees.  Basic health benefits, life insurance, disability benefits and similar programs are provided to ensure that employees have access to healthcare and income protection for themselves and their family members.

2005 Stock Option Plan

In September 2005, the Board of Directors of the Company adopted the 2005 Plan, which was subsequently approved by the Company’s stockholders, as an incentive to retain and attract employees, directors, consultants and advisors of the Company and its subsidiaries.  The 2005 Plan provides for the grant of both incentive and non-qualified options to purchase an aggregate of 567,586 shares with a limit of 218,302 shares per optionee per calendar year. Unless sooner terminated by the Board, the 2005 Plan terminates on September 6, 2015.

The 2005 Plan is administered by the Stock Option and Compensation Committee.  Grants are made based on the committee’s judgment of an employee’s contribution to the success of the Company’s operations. The purchase price of any option must be at least 100% of the fair market value of such share of stock on the date of grant or at least 110% of the fair market value if it is an incentive option granted to an optionee who owns more than 10% of the total combined voting power of all classes of the Company’s stock or any of its subsidiaries.  In addition, incentive options may only be granted to employees of the Company and its subsidiaries.  Options granted under the 2005 Plan are exercisable, subject to vesting limitations determined by the Board of Directors, for periods of up to 10 years (or five years in the case of incentive stock options granted to holders of more than 10% of the Company’s voting power) after the date of grant. The exercise price of an option may be paid in cash, or, when approved by the Stock Option and Compensation Committee, by surrender of Common Stock with an equivalent fair market value.

The Stock Option and Compensation Committee may accelerate the time at which options may first be exercised and the time at which options will vest, notwithstanding such provisions in the options. The Stock Option and Compensation Committee may, upon the occurrence of certain events, terminate outstanding options within a specified number of days after notice to the optionees, and each optionee will receive, with respect to each share of stock subject to such option, an amount equal to the excess of the fair market value of such share immediately prior to such event over the exercise price per share of such option.

The 2005 Plan provides for acceleration of the right to exercise options upon the occurrence of certain events, including a merger or sale of substantially all the Company’s assets, unless the obligations under outstanding options are assumed or replaced by a successor entity, or unless substantially similar consideration as was provided to stockholders in the transaction is provided to optionees.   Stock options granted under the 2005 Plan are not transferable, except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order.  Unless otherwise determined by the Stock Option and Compensation Committee, options exercisable at the time of an optionee’s termination shall be exercisable for one year after termination by reason of death or disability or until the expiration of the stated term of such option, and for 30 days after termination without cause or until the expiration of the stated term of such option, in either case, whichever period is shorter.

1996 Stock Option Plan

In June 1996, the Company’s Board of Directors adopted the 1996 Stock Option Plan (the “1996 Plan”). The terms of the 1996 Plan are similar to the terms of the 2005 Plan.  In September 2005, the Board of Directors terminated the 1996 Plan, which had no effect on options outstanding thereunder.

Index

Director’s Stock Option Plan

In March 1997, the Board of Directors of the Company adopted the Director Plan, which was amended and restated on January 17, 2006. The Director Plan terminated on March 3, 2007, which had no effect on options outstanding thereunder.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the Named Executive Officers for the year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Other Annual Compensation ($)		Total ($)

Fred R. Lowe President and Chief Executive Officer	2007	325,000	150,000	218,957	793	(2)	694,750
	2006	325,000	–	194,542	1,152	(3)	520,694

Debra Cerre-Ruedisili Executive Vice President and Chief Operating Officer	2007	285,000	131,000	118,346	10,584	(4)	544,930
	2006	285,000	–	105,177	11,127	(5)	401,304

Kumar Gursahaney Senior Vice President and Chief Financial Officer	2007	220,000	101,000	63,849	10,244	(6)	395,093
	2006	220,000	–	53,675	9,952	(7)	283,627

George E. Harris Senior Vice President, General Counsel	2007	220,000	48,000	37,363	1,444	8)	306,807

Colin Williams President, Texas Region	2007	160,000	112,952	989	7,346	(9)	281,287
	2006	160,000	138,182	916	7,552	(10)	306,650

_______________

(1)
Represents the expensed fair value of options determined under Financial Accounting Standards Board (“FASB”) 123R and therefore includes amounts from awards granted in and prior to 2007 and 2006, as applicable.  These amounts utilize the assumptions set forth in Note 15 of the Consolidated Financial Statements included in the Company’s Original Form 10-K for the fiscal year ended December 31, 2007.

(2)	Represents $793 paid by the Company for life insurance premiums for Mr. Lowe.

(3)	Represents $1,152 paid by the Company for life insurance premiums for Mr. Lowe.

(4)	Includes $1,559 and $9,025 paid by the Company for life insurance premiums for Ms. Cerre-Ruedisili and to match Ms. Cerre-Ruedisili’s 401(k) Plan contributions, respectively.

(5)	Includes $1,152 and $9,975 paid by the Company for life insurance premiums for Ms. Cerre-Ruedisili and to match Ms. Cerre-Ruedisili’s 401(k) Plan contributions, respectively.

(6)	Includes $1,444 and $8,800 paid by the Company for life insurance premiums for Mr. Gursahaney and to match Mr. Gursahaney’s 401(k) Plan contributions, respectively.

(7)	Includes $1,152 and $8,800 paid by the Company for life insurance premiums for Mr. Gursahaney and to match Mr. Gursahaney’s 401(k) Plan contributions, respectively.

(8)	Represents $1,444 paid by the Company for life insurance premiums for Mr. Harris.

Index

(9)	Includes $1,213 and $6,133 paid by the Company for life insurance premiums for Mr. Williams and to match Mr. Williams’ 401(k) Plan contributions, respectively.

(10)	Includes $1,152 and $6,400 paid by the Company for life insurance premiums for Mr. Williams and to match Mr. Williams’ 401(k) Plan contributions, respectively.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by the Company during 2007 to each of the Named Executive Officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)

Fred R. Lowe	--	--	--	--

Debra Cerre-Ruedisili	--	--	--	--

Kumar Gursahaney	--	--	--	--

George E. Harris	01/05/2007	40,000	10.68	151,521

Colin Williams	--	--	--	--

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company entered into an amended and restated employment agreement with Fred R. Lowe, the stated term of which expires on December 31, 2008 and which is automatically extended for successive one-year terms, unless either party to such agreement gives notice of a decision not to renew.  Under the agreement, in addition to his base salary of $325,000, Mr. Lowe is eligible to receive incentive compensation, conditioned upon the Company achieving annual performance objectives established by Mr. Lowe and the Board of Directors.  The agreement contains customary confidentiality, non-competition and non-solicitation provisions.  The non-competition and non-solicitation provisions apply during the period of Mr. Lowe’s employment and following termination of his employment for any reason, for the same period that he would receive severance payment, if applicable.

The Company entered into an amended and restated employment agreement with Debra Cerre-Ruedisili and Kumar Gursahaney, and an employment agreement with George Harris, the stated terms of which expire on December 31, 2008 and which are automatically extended for successive one-year terms, unless either party gives notice of a decision not to renew.  Under the agreements, in addition to Ms. Cerre-Ruedisili’s and Messrs. Gursahaney’s and Harris’ base salaries of $285,000, $220,000 and $220,000, respectively, each of Ms. Cerre-Ruedisili and Messrs. Gursahaney and Harris are eligible to receive incentive compensation and bonuses as the Board of Directors may in its discretion determine to award each of them, and to which each of them may be entitled under the terms of any of the Company’s plans, programs or agreements as from time to time are in effect.  The agreements contain customary confidentiality, non-competition and non-solicitation provisions.  The non-competition and non-solicitation provisions apply during the period of Ms. Cerre-Ruedisili’s and Messrs. Gursahaney’s and Harris’ employment and for an 18-month period following termination of employment for any reason.

 The Company entered into an employment agreement with Colin Williams, the stated term of which expired on December 31, 2006, but is automatically extended for successive one-year terms, unless either party to the agreement gives notice of a decision not to renew.  Under the agreement, for the fiscal year ended December 31, 2007, Mr. Williams was paid a base salary of $160,000 and was eligible to receive incentive compensation and bonus as the Board of Directors in its discretion determined.  In addition, Mr. Williams is paid such

Index

incentive compensation and bonus to which he may be entitled to under the terms of any of the Company’s plans, programs or agreements as from time to time are in effect.  Mr. Williams is entitled to additional compensation based upon the underwriting profit of the Company’s Texas Region.  Mr. Williams’ employment agreement contains customary confidentiality and non-competition provisions.  The non-competition provisions apply during the period of employment and for a 12-month period following termination of employment for any reason.  Effective April 1, 2008, Mr. Williams resigned from his position of President of the Texas Region.

Potential Payments Upon Termination or Change in Control

Pursuant to Mr. Lowe’s employment agreement, if Mr. Lowe’s employment is terminated for any reason other than death, disability or cause, or if the Company does not renew his employment at the end of the initial term or any renewal term provided in the agreement, the Company is required for the period equal to the greater of 18 months or the number of whole months remaining in the stated term of the agreement, commencing in the month after the month in which employment terminates, (a) to pay monthly to Mr. Lowe, as severance pay, an amount equal to the sum of (1) 1/12 of Mr. Lowe’s then annual salary, and (2) 1/12 of the amount of Mr. Lowe’s prior year’s incentive compensation and bonus, (b) to provide Mr. Lowe health and welfare benefits, at the Company’s expense; and (c) to pay to Mr. Lowe such other amounts, if any, that may then be otherwise payable to Mr. Lowe pursuant to the terms of the Company’s benefit plans or arrangements.  In addition, Mr. Lowe will be entitled to receive a $600,000 termination payment upon nonrenewal or termination for any reason, payable in three installments, the first of which must be made within 15 days after such nonrenewal or termination, with the second and third installments to be made on the first and second anniversaries of the first such installment, respectively.

In connection with the Merger, on January 31, 2008, the Company entered into Integration Bonus and Enhanced Severance Agreements, effective as of January 10, 2008, with Employers and each of Ms. Cerre-Ruedisili and Mr. Gursahaney.  Under the agreements, each of Ms. Cerre-Ruedisili’s and Mr. Gursahaney’s employment with the Company or the surviving corporation is to terminate 60 calendar days after the effective time of the merger with Employers (the “Separation Date”).  Ms. Cerre-Ruedisili and Mr. Gursahaney have each agreed to use best efforts to ensure a smooth transition and integration in the merger and to perform certain other duties prior to and following the closing of the merger.  In consideration of the above, and subject to the consummation of the merger, provided that Mr. Cerre-Ruedisili and Mr. Gursahaney either remains employed by the Company or the surviving corporation through the Separation Date or is terminated by Employers or the Company other than for cause on or prior to the Separation Date, Ms. Cerre-Ruedisili and Mr. Gursahaney will be entitled to receive a bonus in an amount equal to $200,000 in the case of Ms. Cerre-Ruedisili and $110,000 in the case of Mr. Gursahaney, as soon as practicable, but in no event later than, 15 calendar days following the Separation Date.

In addition, as a modification to Ms. Cerre-Ruedisili’s and Mr. Gursahaney’s employment agreements, and provided that Ms. Cerre-Ruedisili and Mr. Gursahaney remain employed by the Company or the surviving corporation through the Separation Date, or are terminated by the Company, the surviving corporation or Employers other than due to death, disability or for cause at any time following the closing of the merger, then in lieu of payments set forth in Section 7(c) of Ms. Cerre-Ruedisili’s and Mr. Gursahaney’s employment agreements, Employers is to pay or cause the Company or the surviving corporation to pay to Ms. Cerre-Ruedisili or Mr. Gursahaney, as the case may be, 18 months of severance pay, each monthly payment in an amount equal to the sum of (i) 1/6 of annual salary in the case of Ms. Cerre-Ruedisili, and 1/8 of annual salary in the case of Mr. Gursahaney, each as in effect immediately prior to such termination and (ii) 1/12 of the amount of incentive compensation and bonuses approved and accrued for Ms. Cerre-Ruedisili or Mr. Gursahaney, as the case may be, in respect of the most recent fiscal year preceding such termination. In addition, Ms. Cerre-Ruedisili and Mr. Gursahaney are also entitled to continued eligibility to participate in any medical and health plans or other employee welfare benefit plans that may be provided by the Company or the surviving corporation for its senior executive employees for 18 months following the Separation Date.  Payments under Ms. Cerre-Ruedisili’s and Mr. Gursahaney’s employment agreements may be subject to a six-month delay to the extent necessary to avoid negative tax consequences imposed by the deferred compensation requirements under Section 409A of the Internal Revenue Code.

Index

Each of Ms. Cerre-Ruedisili and Mr. Gursahaney have also acknowledged and agreed that each of them are to continue to be subject to the terms and conditions of the restrictive covenants set forth in their respective employment agreements for the 18-month period set forth therein.  Each of Ms. Cerre-Ruedisili and Mr. Gursahaney further agreed to be available to the Company, the surviving corporation and Employers and to assist the Company, the surviving corporation and Employers during the 18-month period following their termination in performing such duties as the Company, the surviving corporation or Employers may request from time to time.

If the Merger is not consummated, the severance provisions of Ms. Cerre-Ruedisili’s and Mr. Gursahaney’s employment agreements will govern any severance payments to which they may be entitled.  Pursuant to Ms. Cerre-Ruedisili’s and Mr. Gursahaney’s employment agreements, if Ms. Cerre-Ruedisili’s or Mr. Gursahaney’s employment is terminated for any reason other than death, disability or for cause, or if the Company does not renew her or his employment at the end of the initial term or any renewal term provided in the agreement, the applicable employment agreement provides for (1) payment of termination benefits over an 18-month period in equal monthly installments, each in an amount equal to the sum of (a) 1/12 of her or his then annual base salary plus (b) 1/12 of her or his prior year’s incentive compensation and bonuses and (2) payment of amounts otherwise payable to her or him under the Company’s health and welfare benefit plans.

Pursuant to Mr. Harris’ employment agreement, if the employment of Mr. Harris is terminated for any reason other than death, disability or incapacity for a period of 180 days or more within a 12 month period or for cause as defined in his employment agreement, or if the Company does not renew his employment at the end of the initial term or any renewal term provided in the agreement, Mr. Harris is entitled to receive:  (a) payment of severance pay over an 18 month period in equal monthly installments, each in an amount equal to the amount of (1) 1/12 of his then annual base salary plus (2) 1/12 of his incentive compensation and bonuses in respect of the Company’s most recent fiscal year and (b) payment of amounts otherwise payable to him under the Company’s health and other benefit plans as described in the employment agreement.  In addition, with respect to Mr. Harris’ employment agreement, if within 90 days after a change of control, the Company or a surviving corporation terminates Mr. Harris’ employment other than for cause, death, disability or incapacity for a period of 180 days or more within a 12 month period or determines not to renew his employment or if there occurs a material diminution in his duties, Mr. Harris is entitled to the payments and benefits described above for a period of 30 months.

The following table summarizes the contingent compensation amounts provided for in the employment agreements.  The table provides the estimated payments payable to each Named Executive Officer upon (a) the Company’s non-renewal of the Named Executive Officer’s employment agreement or upon a termination other than due to death, disability or for cause, (b) in the case of Mr. Lowe, termination by the Company for any other reason, and (c) in the case of Mr. Harris, the Company’s non-renewal of Mr. Harris’ employment agreement or upon a termination other than due to death, disability or for cause following a change of control.  These numbers are subject to change as specified in the employment agreements.

Name	Severance Payments for Non-renewal of Agreement by Company and Termination Other Than Due to Death, Disability, or For Cause			Lump Sum Payments for Termination for Any Reason ($)	Severance Payments for Non-renewal of Agreement by Company and Termination Other Than Due to Death, Disability, or For Cause Following a Change of Control
	Cash ($)	Benefits ($)	Total ($)		Cash ($)	Benefits ($)	Total ($)

Fred R. Lowe	712,500	60,404	772,904	600,000	–	–	–

Debra Cerre-Ruedisili	624,000	61,842	685,842	–	–	–	–

Kumar Gursahaney	481,500	33,945	515,445	–	–	–	–

George E. Harris	402,000	38,056	440,056	–	670,000	38,056	708,056

Colin Williams	272,952	21,065	294,017	–	–	–	–

Index

The following table summarizes the contingent compensation amounts provided for in the Integration Bonus and Enhanced Severance Agreements entered into among the Company, Employers and each of Ms. Cerre-Ruedisili and Mr. Gursahaney.  The table provides the estimated payments payable to each of Ms. Cerre-Ruedisili and Mr. Gursahaney, subject to the consummation of the merger, provided that Ms. Cerre-Ruedisili and Mr. Gursahaney remains employed by the Company or the surviving corporation through the Separation Date or (a) in the case of the lump sum payments, is terminated by Employers or by the Company other than for cause on or prior to the Separation Date, and (b) in the case of the enhanced severance payments, is terminated by the Company, the surviving corporation or Employers other than due to death, disability or for cause at any time following the effective time of the merger. These numbers are subject to the consummation of the merger and are subject to change as specified in the Integration Bonus and Enhanced Severance Agreements.

Name	Lump Sum Payments if Employed Through Separation Date or Terminated Other Than For Cause Prior to Separation Date	Enhanced Severance Payments if Employed Through Separation Date or Terminated Other Than Due to Death, Disability, or For Cause Following Effective Time of Merger(1)
		Cash ($)	Benefits ($)	Total ($)

Debra Cerre-Ruedisili	$200,000	1,051,500	61,842	1,113,342

Kumar Gursahaney	$110,000	646,500	33,945	680,445

_______________

(1)	Represents severance payments payable to Ms. Cerre-Ruedisili and Mr. Gursahaney in lieu of those provided for in the preceding table.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Fred R. Lowe	72,767	145,535	(2)	9.00	02/09/11

Debra Cerre-Ruedisili	54,575	–		13.74	05/19/08
	39,329	117,991	(3)	9.00	02/09/11

Kumar Gursahaney	32,745	10,915	(4)	9.30	07/09/09
	10,335	31,005	(5)	9.00	02/09/11
	5,000	15,000	(6)	10.40	06/13/11

George E. Harris	–	40,000	(7)	10.68	01/05/12

Colin Williams	327	984	(8)	9.00	02/09/11
_______________

(1)	Represents options that were exercisable as of December 31, 2007.

(2)	The option became exercisable as to 72,767 shares on February 9, 2008 and becomes exercisable as to 72,768 shares on February 9, 2009.

(3)	The option became exercisable as to 39,330 shares on February 9, 2008 and becomes exercisable as to 39,330 shares on February 9, 2009 and 39,331 shares on February 9, 2010.

(4)	The option becomes exercisable as to 10,915 shares on July 10, 2008.

(5)	The option became exercisable as to 10,335 shares on February 9, 2008 and becomes exercisable as to 10,335 shares on each of February 9, 2009 and February 9, 2010.

Index

(6)	The option became exercisable as to 5,000 shares on June 14, 2008 and becomes exercisable as to 5,000 shares on each of June 14, 2009 and June 14, 2010.

(7)	The options became exercisable as to 10,000 shares on January 5, 2008 and becomes exercisable as to 10,000 shares on each of January 5, 2009, January 5, 2010 and January 5, 2011.

(8)	The option became exercisable as to 328 shares on February 9, 2008 and becomes exercisable as to 328 shares on February 9, 2009 and as to 328 shares on February 9, 2010.

Option Exercises

No stock options were exercised by any of the Named Executive Officers during the year ended December 31, 2007.

Director Compensation

Directors who are also executive officers are not separately compensated for their service as directors.  The Company’s non-employee directors received the following aggregate amounts of compensation for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Sam A. Stephens	9,000	8,703	17,703

Paul B. Queally	–	8,703	8,703

Spencer L. Cullen, Jr.	43,500	8,703	52,203

Donald C. Stewart	75,000	8,703	83,703

Sean Traynor (1)	–	1,556	1,556
_______________
(1)           Effective April 19, 2007, Sean Traynor resigned from his position as a member of the Board of Directors.

Narrative to Director Compensation Table

Cash Compensation

The Stock Option and Compensation Committee determines the compensation of the non-employee directors of the Company.  Non-employee directors of the Company receive an annual retainer of $15,000.  These directors are also paid cash fees of $3,000 for each board meeting and $1,500 for each board committee meeting attended.  The Chairman of the Audit Committee is paid an additional cash fee of $30,000 annually.

Equity Compensation

Non-employee directors of the Company are granted options to purchase shares of Common Stock as part of the compensation for their services.

The Director Plan provided for an initial grant at the effective time of the initial public offering of stock options with an aggregate exercise price equal to approximately $66,000 (at $9.00 per share, the initial public offering price), which options first vest and become exercisable proportionately on each of the first three anniversaries of the grant date.  The Director Plan also provided for annual automatic grants to each non-employee director on the first day of the fiscal year of stock options with an aggregate exercise price equal to $13,200, and such grants were made on January 1, 2007.  In addition, the Board of Directors has the authority to grant additional options to non-employee directors at its discretion.

Index

As the Director Plan terminated on March 3, 2007, non-employee directors of the Company were and will continue to be granted comparable options under other stock option plans of the Company.

Compensation Committee Report

General

The Stock Option and Compensation Committee determines the cash and other incentive compensation, if any, to be paid to the Company’s executive officers and key employees.  Messrs. Queally (chairman), Stewart and Stephens, non-employee directors of the Company, serve as members of the Stock Option and Compensation Committee and are independent directors in accordance with the current independence standards under Rule 4200 of the Marketplace Rules for The Nasdaq Stock Market (“Nasdaq”).

Compensation Discussion and Analysis

The Stock Option and Compensation Committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board of Directors that the compensation discussion and analysis be included in this Form 10-K/A for the year ended December 31, 2007.

Stock Option and Compensation Committee

This report by the Stock Option and Compensation Committee on Executive Compensation is submitted by the members of the Stock Option and Compensation Committee:

Paul B. Queally, Chairman
Donald C. Stewart
Sam Stephens

Compensation Committee Interlocks and Insider Participation

There were no transactions between any member of the Stock Option and Compensation Committee and the Company during the fiscal year ended December 31, 2007.  Except as set forth in “Director Compensation” herein, none of such directors was a party to any transaction with the Company or had any relationship that required disclosure under Item 407(e) of Regulation S-K.

Index

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of the April 25, 2008 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities, and (d) all directors and executive officers as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below.  Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o AmCOMP Incorporated, 701 U.S. Highway One, North Palm Beach, Florida 33408.  The percentage of shares owned is based on 15,294,371 shares outstanding as of April 25, 2008.

Name of Beneficial Owner:	Number of Shares Beneficially Owned(1)		Percentage of Shares Beneficially Owned(1)
5% Stockholders:
Entities affiliated with Welsh Carson	1,391,631	(2)	9.1%
Entities affiliated with Credit Suisse	1,691,968	(3)	11.1%
Entities affiliated with TCW Group, Inc.	995,962	(4)	6.5%
Royce & Associates, LLC	1,021,814	(5)	6.7%
Entities affiliated with SuNOVA	1,365,000	(6)	8.9%
Entities affiliated with Newcastle	1,138,706	(7)	7.4%
Dimensional Fund Advisors LP	773,488	(8)	5.1%

Named Executive Officers and Directors:
Fred R. Lowe	375,005	(9)	2.4%
Debra Cerre-Ruedisili	177,864	(10)	1.2%
Kumar Gursahaney	70,915	(11)	*
George Harris	14,366	(12)	*
Colin Williams	10,655	(13)	*
Sam A. Stephens	1,011,280	(14)	6.6%
Paul B. Queally	1,373,582	(15)	9.0%
Donald C. Stewart	5,288	(16)	*
Spencer L. Cullen, Jr.	5,288	(17)	*

All directors and executive officers as a group (12 persons)	3,096,526	(18)	19.7%
_______________

*	Less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days after the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options and of all directors and officers as a group, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)
Based solely on information contained in a report on Schedule 13G filed jointly on February 9, 2007 by Welsh, Carson, Anderson & Stowe VII, L.P., a Delaware limited partnership (“WCAS VII”) and WCAS Healthcare Partners, L.P., a Delaware limited partnership (“WCAS Healthcare”) (together the “Welsh Carson entities”), the number of shares beneficially owned consists of (a) 1,367,065 shares of common stock held by WCAS VII and (b) 24,566 shares of common stock held by WCAS Healthcare.  WCAS VII’s sole general partner is WCAS VII Partners, L.P., a Delaware limited partnership, and WCAS Healthcare’s sole general partner is WCAS HP Partners, a Delaware general partnership.  The address for these Welsh Carson entities is 320 Park Avenue, Suite 2500, New York, New York 10022.

Index

(3)
Based solely on information contained in a report on Schedule 13G filed on February 14, 2007 by Credit Suisse, a Swiss bank, on behalf of its subsidiaries to the extent that they constitute the Investment Banking division, the Alternative Investments business within the Asset Management division and the United States private client services business within the Private Banking division (together the “Credit Suisse entities”).  The ultimate parent company of the Bank is Credit Suisse Group (“CSG”), a corporation formed under the laws of Switzerland.  CSG, for purposes of the federal securities laws, may be deemed ultimately to control the Credit Suisse entities.  CSG, its executive officers and directors, and its direct and indirect subsidiaries (including those subsidiaries that constitute the Asset Management division (other than the Alternative Investment business) (the “Traditional AM Business”) and the Private Banking division (other than the United States private client services business) (the “Non-U.S. PB Business”) may beneficially own securities to which the Schedule 13G relates and such shares were not reported in the Schedule 13G.  CSG disclaims beneficial ownership of shares beneficially owned by its direct and indirect subsidiaries, including the Credit Suisse entities.  Each of the Traditional AM Business and the Non-U.S. PB Business disclaims beneficial ownership of shares beneficially owned by the Credit Suisse entities.  The Credit Suisse entities disclaim beneficial ownership of shares beneficially owned by CSG, the Traditional AM Business and the Non-U.S. PB Business.  The address of Credit Suisse is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland.

(4)
Based solely on information contained in a report on Schedule 13G filed on February 11, 2008 by TCW Group, Inc., a Nevada corporation (“TCW”), on behalf of itself and its direct and indirect subsidiaries, which collectively constitute The TCW Group, Inc. business unit (the “TCW Business Unit”).  The ultimate parent company of TCW is Societe Generale, S.A., a corporation formed under the laws of France (“SG”).  SG, for purpose of the federal securities laws, may be deemed ultimately to control TCW and the TCW Business Unit.  SG, its executive officers and directors, and its direct and indirect subsidiaries (including all business units except the TCW Business Unit), may beneficially own shares of the securities of the issuer to which the Schedule 13G relates and such shares were not reported in the Schedule 13G.  SG disclaims beneficial ownership of shares beneficially owned by TCW and the TCW Business Unit.  TCW and the TCW Business Unit disclaim beneficial ownership of shares beneficially owned by SG and any of SG’s other business units.  The address of TCW is 865 South Figueroa Street, Los Angeles, California 90017.

(5)
Based solely on information contained in a report on Schedule 13G filed on January 25, 2008 by Royce & Associates, LLC.  The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, New York 10019.

(6)
Based solely on information contained in a report on Schedule 13G filed on February 14, 2008 by SuNOVA Partners, L.P., a Delaware limited partnership ("SuNOVA Partners"), with respect to shares of common stock directly owned by it; by SuNOVA Long-Term Opportunity Fund, L.P., a Delaware limited partnership ("SuNOVA Long-Term"), with respect to shares of common stock directly owned by it; by SuNOVA Holdings, LLC, a Delaware limited liability company (the "General Partner"), which serves as the general partner of SuNOVA Partners and SuNOVA Long-Term (together, the "Partnerships"), with respect to shares of common stock directly owned by the Partnerships; by SuNOVA Capital, LP, a Delaware limited partnership (the "Investment Manager"), which serves as investment manager to and has investment discretion over the securities owned by SuNOVA Offshore Ltd., a Cayman Islands corporation ("SuNOVA Offshore"), with respect to shares of common stock directly owned by SuNOVA Offshore; by SuNOVA, LLC, a Delaware limited liability company, which serves as the general partner of the Investment Manager, with respect to shares of common stock directly owned by SuNOVA Offshore; by Mr. Matthew Byrnes, who serves as the co-managing member (together with Felice Gelman) of each of the General Partner and the general partner of the Investment Manager, with respect to shares of common stock directly owned by the Partnerships and SuNOVA Offshore; and by Ms. Felice Gelman, who serves as the co-managing member(together with Mr. Byrnes) of each of the General Partner and the general partner of the Investment Manager, with respect to shares of common stock directly owned by the Partnerships and SuNOVA Offshore.  The address of the business office of each of these SuNOVA entities is 780 Third Avenue, 5th Floor, New York, NY 10017.

Index

(7)
Based solely on information contained in a report on Schedule 13G filed on February 13, 2008 by Newcastle Partners, L.P., a Texas limited partnership (“NP”), Newcastle Capital Management, L.P., a Texas limited partnership (“NCM”), Newcastle Capital Group, L.L.C., a Texas limited liability company (“NCG”) and Mark E. Schwarz.  Because Mark E. Schwarz is the managing member of NCG, which is the general partner of NCM, which in turn is the general partner of NP, each of NCM, NCG and Mr. Schwarz may be deemed to be the beneficial owners of all the shares of common stock of AmCOMP held by NP.  The address of the business office of each of these Newcastle entities is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

(8)
Based solely on information contained in a report on Schedule 13G filed on February 6, 2008 by Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940.  Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”).  In its role as investment advisor or manager, Dimensional Fund Advisors LP possesses investment and/or voting power over shares of our common stock that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of our common stock held by the Funds. However, all such shares are owned by the Funds. Dimensional Fund Advisors LP disclaims beneficial ownership of such shares.  The address of the business office of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, CA 90401.

(9)	Includes 145,534 shares of common stock issuable upon exercise of options held by Mr. Lowe.

(10)
Includes 133,235 shares of common stock issuable upon exercise of options held by Ms. Cerre-Ruedisili.  Also includes 200 shares of common stock that Ms. Cerre-Ruedisili holds as custodian for her children.  Ms. Cerre-Ruedisili disclaims beneficial ownership of these 200 shares.

(11)	Includes 63,415 shares of common stock issuable upon exercise of options held by Mr. Gursahaney.

(12)	Includes 10,000 shares of common stock issuable upon exercise of options held by Mr. Harris.

(13)	Effective as of April 1, 2008, Mr. Williams resigned from his position as President of the Texas Region.

(14)
Based solely on information contained in a report on Schedule 13D filed on January 11, 2008 by Mr. Stephens and includes 5,288 shares of common stock issuable upon exercise of options held by Mr. Stephens.

(15)
The number of shares beneficially owned consists of (a) 1,229 shares of common stock held by Mr. Queally, (b) 5,288 shares of common stock issuable upon exercise of options held by Mr. Queally and (c) 1,367,065 shares of common stock held by WCAS VII.  Mr. Queally is a general partner of the sole general partner of WCAS VII.  Mr. Queally may be deemed to have shared investment and voting power with respect to the securities held by WCAS VII.  Mr. Queally disclaims beneficial ownership of the securities held by WCAS VII, except to the extent of his equity interest therein.

(16)	Represents 5,288 shares of common stock issuable upon exercise of options held by Mr. Stewart.

(17)	Represents 5,288 shares of common stock issuable upon exercise of options held by Mr. Cullen.

(18)
Includes (a) 6,987 shares of common stock and 45,296 shares of common stock issuable upon exercise of options held by three executive officers not specifically identified in the table and (b) an aggregate of 373,336 shares of common stock issuable upon exercise of options held by directors and executive officers.

Index

See also “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Securities Authorized for Issuance Under Equity Compensation Plans” in the Original Form 10-K.

Item 13.  Certain Relationships and Related Transactions

Transactions with Related Persons, Promoters and Certain Control Persons

For the fiscal year ended December 31, 2007, there were no transactions that were required to be described under Item 404(a) of Regulation S-K.  All transactions between the Company and any of its officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by a majority of its independent and disinterested directors, and are to be on terms no less favorable to it than it could obtain from unaffiliated third parties.  Such policy and procedures are set forth in a resolution of the Board of Directors.

Director Independence

The Company has determined that four out of the six current members of the Board of Directors, Messrs. Queally, Cullen, Stewart and Stephens, meet the independence standards under Rule 4200 of the NASD rules for Nasdaq.  The Company also determined that Sean Traynor, a former member of the Board of Directors who resigned effective April 19, 2007, met the independence standards under Rule 4200 of the NASD rules for Nasdaq.

Item 14.  Principal Accounting Fees and Services

Aggregate fees for professional services rendered to the Company by Johnson Lambert & Co., LLP (“Johnson Lambert”) for the year ended December 31, 2007 and by Deloitte & Touche LLP (“Deloitte & Touche”) for the year ended December 31, 2006, were:

	2007	2006
Audit Fees	$685,978	$938,575
Audit Related Fees	–	$53,000
Tax Fees	–	$112,809
Other Fees	–	--
Total Fees	$685,978	$1,104,384

Audit Fees

Audit fees for 2007 billed by Johnson Lambert were $685,978 and for 2006 billed by Deloitte & Touche were $938,575, for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, timely reviews of interim financial statements, consents and assistance with review of documents filed with the SEC, including, for 2006, the registration statement for the Company’s initial public offering.  These fees for 2007 include audit services related to Section 404 of the Sarbanes-Oxley Act.

Tax Fees

Johnson Lambert did not provide any tax related services to the Company in 2007.  Tax fees for 2006 were for services related to tax compliance, including the preparation of tax returns.  Tax fees for 2006 billed by Deloitte & Touche were $112,809.

Audit Related Fees

Audit related fees for 2006 billed by Deloitte & Touche were $53,000.  The fees for 2006 billed by Deloitte & Touche related to professional services provided during a previously disclosed special investigation relating to reservations expressed by an employee regarding the thoroughness of disclosures made to Deloitte & Touche.

Index

All Other Fees

There were no other fees billed by Johnson Lambert or Deloitte & Touche for products and services other than those described above.

Pre-Approval Policies and Procedures

All audit and non-audit services to be performed by the Company’s independent accountant must be approved in advance by the Audit Committee.  Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting.  All of the engagements and fees for the Company’s fiscal year ended December 31, 2007 were approved by the Audit Committee.

The Audit Committee of the Board of Directors considered whether the provision of non-audit services by Deloitte & Touche were compatible with its ability to maintain independence from an audit standpoint and concluded that Deloitte & Touche’s independence was not compromised.

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

The foregoing financial statements and financial statement schedules were included in our Original Form 10-K filed on March 6, 2008.

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

Index

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

Index

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

Index

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

10.53
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2008, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group – 75% participation (incorporated by reference to Exhibit 10.53 to the Registrant’s Original Form 10-K).

10.54
Excess Workers’ Compensation Reinsurance Contract, effective January 1, 2008, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group – 25% participation (incorporated by reference to Exhibit 10.54 to the Registrant’s Original Form 10-K).

10.55
Catastrophe Workers’ Compensation Reinsurance Contract, effective January 1, 2008, issued to AmCOMP Preferred Insurance Company, AmCOMP Assurance Corporation and any and all insurance companies which are now or hereafter come under the same ownership or management as the AmCOMP Group (incorporated by reference to Exhibit 10.55 to the Registrant’s Original Form 10-K).

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

14	Code of Business Ethics and Conduct (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
16	Letter from Deloitte & Touche LLP dated April 11, 2007 (incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2007).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form S-1).
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Original Form 10-K).
23.2	Consent of Independent Registered Public Accounting Firm – Johnson Lambert & Co., LLP (incorporated by reference to Exhibit 23.2 to the Registrant’s Original Form 10-K).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Original Form 10-K).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Original Form 10-K).

_________________

*	Filed herewith.

+	Indicates those contracts that are management contracts or compensation plans or arrangements.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of North Palm Beach, State of Florida on the 28th day of April, 2008.

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

Signature		Title	Date

/s/ Fred R. Lowe		Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 28, 2008
Fred R. Lowe
/s/ Debra Cerre-Ruedisili		Executive Vice President, Chief Operating Officer and Director	April 28, 2008
Debra Cerre-Ruedisili
/s/ Kumar Gursahaney		Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 28, 2008
Kumar Gursahaney
*		Director	April 28, 2008
Sam A. Stephens
*		Director	April 28, 2008
Paul B. Queally
*		Director	April 28, 2008
Spencer L. Cullen, Jr.
*		Director	April 28, 2008
Donald C. Stewart

*/s/ Fred R. Lowe
By:	Fred R. Lowe, Attorney in Fact