Form 10-Q
period 2008-03-31
AMCOMP INC /FL
filed 2008-05-07
CIK 1009667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 000-51767

AmCOMP Incorporated
(Exact name of registrant as specified in its charter)

Delaware	65-0636842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 U.S. Highway One North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

(561) 840-7171
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of May 7, 2008, the registrant had 15,291,982 shares of common stock outstanding.

Index

AmCOMP INCORPORATED

i

Index

PART I

Item 1.  Financial Statements

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $347,000 in 2008 and $327,656 in 2007)	$352,477	$329,847
Fixed maturity securities held-to-maturity at amortized cost (fair value of $98,790 in 2008 and $94,414 in 2007)	97,011	93,661
Total investments	449,488	423,508
Cash and cash equivalents	10,989	30,691
Accrued investment income	4,565	4,721
Premiums receivable – net	95,753	88,486
Assumed reinsurance premiums receivable	1,795	1,809
Reinsurance recoverable:
On paid losses and loss adjustment expenses	1,358	1,454
On unpaid losses and loss adjustment expenses	65,662	66,353
Prepaid reinsurance premiums	263	1,215
Deferred policy acquisition costs	20,459	19,116
Property and equipment – net	3,078	3,352
Income taxes recoverable	817	962
Deferred income taxes – net	18,655	19,889
Goodwill	1,260	1,260
Other assets	6,487	6,347

Total assets	$680,629	$669,163

Liabilities and stockholders’ equity
Liabilities
Policy reserves and policyholders’ funds:
Unpaid losses and loss adjustment expenses	$317,214	$324,224
Unearned and advance premiums	111,633	102,672
Policyholder retention dividends payable	10,387	10,276
Total policy reserves and policyholders’ funds	439,234	437,172
Reinsurance payable	266	622
Accounts payable and accrued expenses	32,093	30,868
Notes payable	36,018	36,464
Income tax payable	3,565	1,441
Other liabilities	4,476	4,419

Total liabilities	515,652	510,986

Stockholders’ equity
Common stock (par value $.01; 45,000 authorized shares; 15,922 in 2008 and 2007 issued; 15,293 in 2008 and 15,290 in 2007 outstanding)	159	159
Additional paid-in capital	75,620	75,392
Retained earnings	91,306	86,826
Accumulated other comprehensive income (net of deferred taxes of ($1,996) in 2008 and ($799) in 2007)	3,480	1,392
Treasury stock (628 shares in 2008 and 631 in 2007)	(5,588)	(5,592)

Total stockholders’ equity	164,977	158,177

Total liabilities and stockholders’ equity	$680,629	$669,163

See notes to consolidated financial statements.

Index

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue:
Net premiums earned	$52,249	$59,213
Net investment income	5,309	4,862
Net realized investment losses	(98)	–
Other income	15	30
Total revenue	57,475	64,105

Expenses:
Losses and loss adjustment expenses	27,556	34,918
Dividends to policyholders	2,369	2,241
Underwriting and acquisition expenses	19,999	19,896
Interest expense	807	954
Total expenses	50,731	58,009

Income before income taxes	6,744	6,096
Income tax expense	2,264	2,076

Net income	$4,480	$4,020

Earnings per common share – basic	$0.29	$0.26

Earnings per common share – diluted	$0.29	$0.25

See notes to consolidated financial statements.

Index

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(2008 Unaudited, amounts in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

BALANCE AT DECEMBER 31, 2006	$158	$73,952	$(199)	$67,990	$(2,613)	$139,288

Net income	–	–	–	18,836	–	18,836

Unrealized gain on investments (net of tax expense of $2,356)	–	–	–	–	4,005	4,005

Comprehensive income	–	–	–	–	–	22,841

Stock option compensation expense	–	702	–	–	–	702

Stock option exercise	1	723	88	–	–	812

Tax benefit on stock options	–	15	–	–	–	15

Purchase of treasury stock (560 shares)	–	–	(5,481)	–	–	(5,481)

BALANCE AT DECEMBER 31, 2007	159	75,392	(5,592)	86,826	1,392	158,177

Net income	–	–	–	4,480	–	4,480

Unrealized gain on investments (net of tax expense of $1,198)	–	–	–	–	2,088	2,088

Comprehensive income	–	–	–	–	–	6,568

Stock option compensation expense	–	204	–	–	–	204

Stock option exercise	–	24	4	–	–	28

BALANCE AT MARCH 31, 2008	$159	$75,620	$(5,588)	$91,306	$3,480	$164,977

See notes to consolidated financial statements.

Index

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007

Operating Activities:
Net income	$4,480	$4,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436	394
Amortization of investment premiums/discounts	370	451
Excess tax benefits from stock option exercise	–	(4)
Stock option expense	204	193
Provision for deferred income taxes	36	(1,313)
Net realized losses on investments	98	–
Loss (gain) on sale of property and equipment	9	(2)
Policy acquisition costs deferred	(11,811)	(14,091)
Policy acquisition costs amortized	10,468	11,249
Change in operating assets and liabilities:
Accrued investment income	156	210
Premiums receivable	(7,267)	(11,138)
Reinsurance balances	1,397	(1,140)
Other assets	(140)	(7)
Unpaid losses and loss adjustment expenses	(7,010)	3,464
Unearned and advance premiums and policyholder deposits	8,961	15,458
Policyholder retention dividends payable	111	(270)
Accounts payable and accrued expenses	1,225	(1,838)
Income tax recoverable/payable	2,269	3,448
Other liabilities	106	(1,803)
Net cash provided by operating activities	4,098	7,281

Investing Activities: Securities available-for-sale:
Purchases	(53,673)	(23,966)
Sales and maturities	33,869	24,082
Securities held-to-maturity:
Purchases	(7,485)	(14,072)
Redemptions and maturities	4,127	3,145
Purchases of property and equipment	(174)	(623)
Sale of property and equipment	12	10
Net cash used in investing activities	(23,324)	(11,424)

Financing Activities:
Proceeds from stock option exercise	28	15
Excess tax benefits from stock option exercise	–	4
Payment on capital lease	(58)	–
Payment of note payable	(446)	(446)
Net cash used in financing activities	(476)	(427)

Net decrease in cash and cash equivalents	(19,702)	(4,570)

Cash and Cash Equivalents at Beginning of Year	30,691	15,259

Cash and Cash Equivalents at End of Period	$10,989	$10,689

Supplemental Cash Flow Data:
Cash paid- interest	$821	$956
Cash paid- income taxes	$8	$3

See notes to consolidated financial statements

Index

AmCOMP INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited consolidated financial statements include the accounts of AmCOMP, AmCOMP Preferred Insurance Company (“AmCOMP Preferred”), Pinnacle Administrative, Inc. (“Pinnacle Administrative”), Pinnacle Benefits, Inc. (“Pinnacle Benefits”), AmCOMP Assurance Corporation (“AmCOMP Assurance”) and AmServ Incorporated (“AmServ”). All intercompany accounts and transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

New Accounting Pronouncements —In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This interpretation was adopted by the Company on January 1, 2008.  FASB Staff Position (FSP)FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.  The partial adoption of SFAS No. 157 had no impact on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  This interpretation was adopted by the Company on January 1, 2008. We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS No. 159 had no impact on our financial position or results of operations.

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

Index

2.             STOCK OPTIONS

In accordance with SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), the Company expenses all outstanding employee stock options over the vesting period based on the fair value of the options at the date they were granted.  Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation.  The Company recognized approximately $0.2 million of stock option compensation expense for the three months ended March 31, 2008 and 2007. The related tax benefit was less than $0.1 million in the three months ended March 31, 2008 and 2007. As of March 31, 2008, total unrecognized compensation expense related to non-vested stock options was approximately $1.1 million.  This cost is expected to be recognized over the weighted average period of 1.7 years.

A summary of the Company’s stock option activity for the three months ended March 31, 2008 and March 31, 2007 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Employees, Directors, and Executives		Employees, Directors, and Executives
	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares
Outstanding–beginning balance	$9.43	906,422	$10.08	1,221,558
Granted	9.35	5,648	10.66	54,737
Exercised	9.00	(3,099)	8.89	(1,637)
Forfeited	9.00	(656)	9.00	(1,638)
Expired	8.89	(7,028)	13.73	(218,847)
Outstanding–ending balance	$9.43	901,287	$9.36	1,054,173

As of March 31, 2008, and 2007 options to purchase 509,839 shares and 378,134 shares, respectively, were exercisable.  The weighted average remaining contractual life of the exercisable options was 2.5 years and 2.7 years as of March 31, 2008 and 2007, respectively.  The per-share weighted average grant date fair value of options granted in the three months ended March 31, 2008 and 2007 was $2.56 and $3.60, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations for the three months ended March 31, 2008: zero expected dividend yield, 3.26% risk-free interest rate, 5 year expected life, and 25.0% volatility.  For the three months ended March 31, 2007 the following weighted average assumptions were used: zero expected dividend yield, 4.63% risk-free interest rate, 5 year expected life, and 30.3% volatility.  The expected life was based on historical exercise behavior and the contractual life of the options.  Due to unavailability of historical company information, volatility was based on average volatilities of similar entities for the appropriate period.  Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees.  The weighted-average grant date fair value of options vesting during the three months ending March 31, 2008 and 2007 was $3.09 and $2.91, respectively.  As of March 31, 2008 the aggregate intrinsic value of options outstanding and options exercisable was approximately $2.2 million and $1.2 million, respectively.  The total aggregate intrinsic value of options exercised during the three months ending March 31, 2008 and 2007 was less than $0.1 million.

Index

Summary information for option awards expected to vest is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$9.00 – $ 9.99	749,412	2.78	$9.02	$2,074,052
10.00 – 11.99	69,990	3.63	10.58	84,155
12.00 – 14.00	54,575	0.13	13.74	–
	873,977	2.68	$9.44	$2,158,207

Summary information for total outstanding option awards is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$9.00 – $ 9.99	773,176	2.78	$9.02	436,481	$9.02
10.00 – 11.99	73,536	3.63	10.59	18,783	10.59
12.00 – 14.00	54,575	0.14	13.74	54,575	13.74
	901,287	2.69	$9.43	509,839	$9.59

In the event that currently outstanding options are exercised, the Company intends to first issue treasury shares to the extent available, or new shares as necessary.

 3.           ASSESSMENTS

Guaranty Fund Assessments— Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies.  Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged.  The Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned.  The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the Company estimates the potential future assessment in the absence of an actual assessment.  Guaranty fund assessment expenses were $0.5 million for the three months ended March 31, 2008 and 2007.  The Company has deferred approximately $1.0 million as of March 31, 2008 and December 31, 2007 related to guaranty fund assessments, which is included in deferred policy acquisition costs.  Additionally, guarantee fund receivable assets of $1.5 million as of March 31, 2008 and December 31, 2007 are included in other assets, as they can be used as a credit against future premium taxes owed.  Maximum contributions required by law in any one state in which we offer insurance vary between 0.2% and 2.0% of direct premiums written.

Index

Second Injury Fund Assessments and Recoveries — Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers’ compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury.  The source of these funds is an assessment charged to workers’ compensation insurance carriers doing business in such states.  Assessments are based on paid losses or premium surcharge mechanisms.  Several of the states in which we operate maintain second injury funds with material assessments.  The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned.  Second Injury Fund assessment expense was $1.0 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.  The Company has deferred approximately $1.6 million and $1.5 million as of March 31, 2008 and December 31, 2007, respectively, related to second injury fund assessments, which is included in deferred policy acquisition costs.

The Company submits claims to the appropriate state’s second injury fund for recovery of applicable claims paid on behalf of the Company’s insureds.  Because of the uncertainty of the collectability of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received.  Cash collections from the second injury funds were approximately $0.3 million in the three months ended March 31, 2008 and 2007.

The Florida Second Disability Trust Fund  (“Florida SDTF”) currently has significant unfunded liabilities.  It is not possible to predict how the Florida SDTF will operate, if at all, in the future after further legislative review.  Changes in the Florida SDTF’s operations could decrease the availability of recoveries from the Florida SDTF, increase Florida SDTF assessments payable by AmCOMP and/or result in the discontinuation of the Florida SDTF and thus could have an adverse effect on AmCOMP’s business, financial condition, and its operations.  Under current law, future assessments are capped at 4.52% of net written premiums, and no recoveries can be made for losses or submitted on claims occurring after January 1, 1998.

Other Assessments— Various other assessments are levied by states in which the Company transacts business, and are primarily based on premiums written or collected in the applicable state.  The total expense related to these assessments was $0.2 million for the three months ended March 31, 2008 and 2007.  The Company has deferred approximately $0.3 million as of March 31, 2008 and December 31, 2007, related to these assessments, which are included in deferred policy acquisition costs.

Liabilities for assessments are expected to be paid over the next five years.  Guarantee fund receivable assets are expected to be realized over the next five to ten years.

4.             INVESTMENTS

The Company's investments in available-for-sale securities and held-to-maturity securities are summarized as follows at March 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities at March 31, 2008:
U.S. Treasury securities	$22,806	$2,048	$–	$24,854
Agency	31,270	580	14	31,836
Municipalities	81,859	1,131	57	82,933
Corporate debt securities	150,974	1,929	1,087	151,816
Mortgage-backed securities	60,091	1,010	63	61,038
Total fixed maturity securities	$347,000	$6,698	$1,221	$352,477

Held-to-maturity securities at March 31, 2008:
Mortgage-backed securities	$97,011	$1,841	$62	$98,790

Index

The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at March 31, 2008 are summarized by maturity as follows (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Years to maturity:
One or less	$45,019	$44,942	$–	$–
After one through five	117,256	118,969	–	–
After five through ten	118,595	120,238	–	–
After ten	6,039	7,290	–	–
Mortgage-backed securities	60,091	61,038	97,011	98,790
Total	$347,000	$352,477	$97,011	$98,790

The foregoing data is based on the stated maturities of the securities. Actual maturities may differ as borrowers may have the right to call or prepay obligations.

At March 31, 2008 and December 31, 2007, bonds with an amortized cost of $13.8 million and $7.9 million and a fair value of $15.6 million and $9.0 million, respectively, were on deposit with various states' departments of insurance in accordance with regulatory requirements.  Additionally, as of December 31, 2007, $6.0 million of cash, representing a matured security not yet reinvested, was on deposit with a department of insurance.  At March 31, 2008 and December 31, 2007, bonds with an amortized cost of $6.5 million and a fair value $6.6 million were held in a reinsurance trust for the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

Major categories of the Company's net investment income for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Income:
Fixed maturity securities	$5,253	$4,915
Cash and cash equivalents	267	168
Investment income	$5,520	$5,083
Investment expenses	(211)	(221)
Net investment income	$5,309	$4,862

Proceeds from the sale of available-for-sale fixed maturity securities during the three months ended March 31, 2008 were $12.0 million. No gains or losses were realized on the sales.  During the three months ended March 31, 2007, there were no sales of available-for-sale fixed maturity securities.

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

Index

The following table summarizes, for all fixed maturity securities in an unrealized loss position at March 31, 2008 the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

		Unrealized	Number of
	Fair Value	Losses	Issues
Less than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	–	–	–
Municipalities	8,675	(57)	4
Corporate debt securities	30,317	(322)	18
Mortgage-backed securities	14,613	(38)	8
Total	$53,605	$(417)	30

Greater than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	–	–	–
Corporate debt securities	15,541	(765)	10
Mortgage-backed securities	9,222	(87)	7
Total	$28,764	$(866)	18

Total fixed maturity securities:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	8,675	(57)	4
Corporate debt securities	45,858	(1,087)	28
Mortgage-backed securities	23,835	(125)	15
Total fixed maturity securities	$82,369	$(1,283)	48

At March 31, 2008, there were no investments in fixed maturity securities with individual material unrealized losses.  One other-than-temporary impairment totaling $0.1 million was recorded on an investment during the three months ended March 31, 2008.  Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

Index

5.             UNPAID LOSSES AND LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”), reported in the accompanying consolidated balance sheets:

	Three Months Ended March 31, 2008	Twelve Months Ended December 31, 2007
	(Dollars in thousands)
Unpaid losses and LAE, gross of related reinsurance recoverables, at beginning of period	$324,224	$334,363
Less reinsurance recoverables on unpaid losses and LAE at beginning of period	66,353	72,296
Unpaid losses and LAE, net of related reinsurance recoverables, at beginning of the period	257,871	262,067

Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	34,344	163,070
Prior periods	(6,788)	(36,508)
Incurred losses during the current period, net of reinsurance	27,556	126,562

Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	5,229	52,974
Prior periods	28,646	77,784
Payments for losses and LAE during the current period, net of reinsurance	33,875	130,758

Unpaid losses and LAE, net of related reinsurance recoverables, at end of period	251,552	257,871
Reinsurance recoverables on unpaid losses and LAE at end of period	65,662	66,353
Unpaid losses and LAE, gross of related reinsurance recoverables, at end of period	$317,214	$324,224

The Company’s estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the three months ended March 31, 2008 and the year ended December 31, 2007 by $6.8 million and $36.5 million, respectively, as a result of actual loss development emerging more favorably than expected. Excluding business assumed from state mandated pools, the redundancy in the three months ended March 31, 2008 was attributable to prior year reserve decreases in Florida ($1.6 million), Texas ($1.5 million), Tennessee ($1.0 million), North Carolina ($0.8 million), and less significant decreases in several other states.  The accident years with the largest redundancies were 2007 ($2.3 million), 2006 ($1.9 million) and 2005 ($2.1 million).  Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and loss adjustment expenses.

6.             COMMITMENTS AND CONTINGENCIES

As of March 31, 2008 and December 31, 2007, the Company had accrued $0.5 million for estimated additional Florida dividends based on its statutory underwriting results pursuant to Florida Statute 627.215 and applicable regulations (“Florida excessive profits”). AmCOMP’s ultimate liability will be based on its premiums earned, loss reserves and expenses compiled in accordance with the statute and regulations.

Litigation—AmCOMP along with AmCOMP Preferred and AmCOMP Assurance are collectively defendants in an action commenced in Florida by the Insurance Commissioner of Pennsylvania, acting in the capacity as liquidator of Reliance Insurance Company.  The complaint in this action alleges that preferential payments were made by Reliance Insurance Company under the formerly existing reinsurance agreement with AmCOMP Preferred and AmCOMP Assurance and seeks damages in the amount of approximately $2.3 million.  AmCOMP, along with AmCOMP Preferred and AmCOMP Assurance, has filed a response and has made various motions addressed to these complaints.  The Company, based on the advice of counsel, believes that it has a variety of factual and legal defenses, including but not limited to a right of offset related to the statement of claim filed by the Company and Preferred in the Reliance Insurance Company liquidation proceeding for the recovery of approximately $7.8 million under the reinsurance agreement.  However, on November 14, 2007 the trial court in Florida granted the plaintiff liquidator’s motion for partial summary judgment, finding that the approximate $2.3 million in payments were “preferential” under Pennsylvania law.  This order is not yet a final, appealable order under Florida law.  There are a number of remaining issues, including AmCOMP’s affirmative defenses, which must be determined by the court before a final order or judgment could be entered.  Although the ultimate results of these legal actions and related claims (including any future appeals) are uncertain, the Company had accrued liabilities of $1.2 million, included in accounts payable and accrued expenses, as of March 31, 2008 and December 31, 2007 related to those matters.

Index

The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts.  Those actions are considered by the Company in estimating the losses and LAE reserves.

On September 4, 2007, the Company obtained a commitment for a $30 million secured non-revolving line of credit from Regions Bank.  Under the terms of the commitment for the loan, the interest rate is a floating rate of 160 basis points over LIBOR.  Advances under the commitment will be available for up to two years from the date of closing.  Fundings under the commitment will have a seven-year fully amortizing term and can be repaid at any time without penalty.  The loan has no fees associated with it other than a ¼% non-usage fee per annum pro-rated for the amount of loan principal which is not drawn down by AmCOMP.  Any advances under the line of credit are to be collateralized by the stock of a wholly-owned insurance subsidiary of AmCOMP and certain intercompany surplus notes.  The loan is designated for strategic and general corporate purposes.  At AmCOMP’s request Regions Bank extended the closing date of the commitment through June 15, 2008.  The loan transaction has not yet been consummated.

7.             NOTES PAYABLE

On October 12, 2000, the Company entered into a credit facility (the “Loan”) with a financial institution under which the Company borrowed $11.3 million.  The Loan calls for monthly interest payments at the 30-day London Interbank Offered Rate (“LIBOR”) plus a margin.  The expiration date on the loan is April 10, 2010.  The Loan is collateralized by $25.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP Preferred.  During 2003, the remaining balance of the Loan was refinanced and the Company borrowed an additional $5.5 million.  At March 31, 2008 and December 31, 2007, the principal balance was $4.0 million and $4.5 million, respectively.  The interest rate was 4.72% and 6.83% at March 31, 2008 and December 31, 2007, respectively.  Interest paid during the three months ended March 31, 2008 and 2007 totaled $0.1 million.

The Loan contains various restrictive covenants and certain financial covenants.  At March 31, 2008, the Company was in compliance with all restrictive and financial covenants.

On April 30, 2004, AmCOMP Preferred issued a $10.0 million surplus note in return for $10.0 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction.  The note matures in 30 years and is callable by the Company after five years.  The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR.  Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the three months ending March 31, 2008 and 2007 totaled $0.2 million. Interest accrued as of March 31, 2008 and December 31, 2007 was $0.1 million.

On May 26, 2004, AmCOMP Preferred issued a $12.0 million surplus note, in return for $12.0 million in cash, to ICONS, Inc., as part of a pooled transaction.  The note matures in 30 years and is callable by the Company after five years.  The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the three months ending March 31, 2008 and 2007 totaled $0.3 million. Interest accrued as of March 31, 2008 and December 31, 2007 was $0.1 million.

Index

On September 14, 2004, AmCOMP Preferred issued a $10.0 million surplus note, in return for $10.0 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction.  The note matures in approximately 30 years and is callable by the Company after approximately five years.  The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the three months ending March 31, 2008 and 2007 totaled $0.2 million.  Interest accrued as of March 31, 2008 and December 31, 2007 was less than $0.1 million.

8.             FEDERAL AND STATE INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods.  The Interpretation establishes a “more likely than not” recognition threshold for tax benefits to be recognized in the financial statements.  The “more likely than not” determination is to be based solely on the technical merits of the position.  As of the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.  We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three months ended March 31, 2008 and 2007 was less than $0.1 million.  Tax related interest accrued as of March 31, 2008 and December 31, 2007 was $0.6 million.  Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Significant components of income tax for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Current expense
Federal	$2,076	$3,065
State	152	324
Total current tax expense	2,228	3,389
Deferred tax expense (benefit)
Federal	34	(1,186)
State	2	(127)
Total deferred tax expense (benefit)	36	(1,313)
Income tax expense	$2,264	$2,076

The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,		March 31,
	2008		2007
Income tax at statutory rate	$2,360	35.0%	$2,134	35.0%
Permanent differences:
State income taxes	93	1.4	157	2.6
Tax-exempt interest	(289)	(4.3)	(304)	(5.0)
Non-deductible meals and entertainment	53	0.8	43	0.7
Provision to return adjustment	(7)	(0.1)	(39)	(0.6)
Non-deductible option expense	46	0.7	42	0.7
Other expense—net	8	0.1	43	0.7
Effective income tax expense	$2,264	33.6%	$2,076	34.1%

Index

The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of March 31, 2008 and December 31, 2007 are presented below (in thousands):

	March 31,	December 31,
	2008	2007
Deferred tax assets:
Loss and LAE reserve adjustments	$12,773	$13,094
Unearned and advance premiums	8,005	7,325
Allowance for bad debts	1,071	998
Policyholder dividends	3,786	3,746
Deferred compensation	591	974
Disallowed capital losses	527	491
Other	1,715	1,335
Total deferred tax assets	28,468	27,963
Deferred tax liabilities:
Deferred policy acquisition expenses	(7,458)	(6,968)
FAS 115 unrealized gains	(1,996)	(799)
Other	(359)	(307)
Total deferred tax liabilities	(9,813)	(8,074)
Net deferred tax assets	$18,655	$19,889

9.             EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Numerator:
Net income attributable to common stockholders	$4,480	$4,020
Denominator:
Weighted-average shares outstanding
(denominator for basic earnings per share)	15,291	15,760
Plus effect of dilutive securities:
Employee stock options	111	19
Weighted-average shares outstanding and assumed
conversions (denominator for diluted earnings per share)	15,402	15,779
Basic earnings per share	$0.29	$0.26
Diluted earnings per share	$0.29	$0.25

For the three months ended March 31, 2008 and 2007, outstanding employee stock options of 133,759 and 918,643 have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

Index

10.           FAIR VALUE MEASUREMENTS

     The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•
Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

Valuation of Investments—For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value.

Fixed Maturities—The Company utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, estimates of fair value measurements for these securities are estimated using relevant inputs, including available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, an Option Adjusted Spread model is used to develop prepayment and interest rate scenarios.

Each asset class is evaluated based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.

This method of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

Because the fair value estimates of most fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes, all estimates of fair value for fixed maturities, other than U.S. Treasury securities, priced based on estimates using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

Index

Fair Value Hierarchy—The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

	March 31, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Invested assets:
Fixed maturity securities available-for-sale	$24,854	$327,623	$–	$352,477
Total	$24,854	$327,623	$–	$352,477

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis—As allowed under FSP 157-2, as of January 1, 2008, we have elected not to fully adopt SFAS 157 and are deferring adoption for certain nonfinancial assets and liabilities until January 1, 2009.  On our balance sheet, this deferral would apply to goodwill.  As of March 31, 2008, $1.3 million of goodwill was recorded on the balance sheet.

 11.          REGULATORY EVENTS

On March 19, 2007, the Company received a Notice of Intent to Issue Order to Return Excessive Profit signed March 14, 2007 (the “Notice”) from the Florida Office of Insurance Regulation (the “Florida OIR”).  The Notice indicates on a preliminary basis that Florida OIR proposes to make a finding, following its review of data submitted by the Company on July 1, 2006 for accident years 2002, 2003 and 2004, that “Florida excessive profits” (as defined in Florida Statute Section 627.215) in the amount of $5,663,805 have been realized by the Company.  Florida excessive profits under the statute are required to be returned to policyholders under methods defined in the statute. Upon receipt of the Notice, and upon further review by the Company of the data previously submitted, the Company amended its filings to the Florida OIR responding to the Notice and amending the deductible expense items that are utilized in the calculation of Florida excessive profits. These filings amend and increase the expenses the Company believes are permitted by the statute in calculating Florida excessive profits.

The Company, through outside regulatory counsel, has submitted its amended filings to Florida OIR for the years 2002, 2003 and 2004. The amended filings report no Florida excessive profits for the reporting periods. In the event Florida OIR does not agree with the amended filings as submitted by the Company, there would be a disputed issue of material fact and law regarding the calculation of Florida excessive profits. The Company has preserved its right to an administrative hearing under the provisions of the Notice and Florida Statute Chapter 120 (the Florida Administrative Procedures Act). Under Chapter 120, the Company is entitled to a de novo proceeding on the issues described above.  If the administrative ruling is adverse to the Company, the Company would have further appellate rights to the District Court of Appeal.  Management of the Company believes, in part based on advice from legal counsel, that Florida excessive profits were not, in fact, earned in Florida for the years 2002, 2003, and 2004. As of March 31, 2008, no accrual for Florida excessive profits has been provided for the 2002, 2003 and 2004 years.

12.           MERGER AGREEMENT

On January 10, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Employers Holdings, Inc., a Nevada corporation ("Employers") and Sapphire Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Employers ("Merger Sub"), providing for the acquisition of the Company by Employers.

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

Index

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

Employers may terminate the Merger Agreement under certain circumstances, including if the Company’s Board of Directors changes or withdraws its recommendation that the Company stockholders adopt the Merger Agreement or under other circumstances involving a competing offer to acquire the Company.  In connection with such termination, the Company may be required to pay a fee to Employers. The amount of such fee would be $8.0 million or $5.0 million depending upon the timing of agreement to a consummation of a competing transaction.  The Company may terminate the Merger Agreement as a result of Employers’ material breach of any of its representations, warranties, covenants or agreements under the Merger Agreement. In connection with Employers’ breach of any of its covenants or agreements or of its representation and warranty that is has sufficient funds to complete the transaction, Employers may be required to pay a termination fee of $8 million to the Company.

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

Under the Severance Agreements, each of the Executive’s employment with the Company will terminate on the date that is 60 calendar days following the closing of the Merger (the “Separation Date”).  The Executives have each agreed to use best efforts to ensure a smooth transition and integration in the Merger and to perform certain other duties prior to and following the closing of the Merger.  In consideration of the above, and subject to the consummation of the Merger, provided that the Executive either remains employed by the Company through the Separation Date or is terminated by Employers or the Company other than for cause on or prior to the Separation Date, the Executive will be entitled to receive a bonus in an amount equal to $200,000 in the case of Ms. Cerre-Ruedisili and $110,000 in the case of Mr. Gursahaney, as soon as practicable, but in no event later than, 75 days following the effective time of the merger.

In addition, provided that such Executive remains employed by the Company in 60 days after the effective time of the merger, or is terminated by the Company or Employers other than due to death, disability or for cause at any time following the closing of the Merger, then in lieu of payments set forth in Section 7(c) of such Executive’s employment agreement, Employers will pay or will cause the Company to pay to such Executive 18 months of severance pay, each monthly payment in an amount equal to the sum of (i) one-sixth of annual salary in the case of Ms. Cerre-Ruedisili, and one-eighth of annual salary in the case of Mr. Gursahaney, each as in effect immediately prior to such termination and (ii) one-twelfth of the amount of incentive compensation and bonuses approved and accrued for such Executive in respect of the most recent fiscal year preceding such termination. The Executives will also be entitled to continued eligibility to participate in any medical and health plans or other employee welfare benefit plans that may be provided by the Company for its senior executive employees for 18 months following 60 days after the effective time of the merger.

Each Executive has also acknowledged and agreed that such Executive will continue to be subject to the terms and conditions of the restrictive covenants set forth such Executive’s employment agreement with the Company for the 18-month period set forth therein (the “Restricted Period”).  The Executives have each further agreed to be available to the Company and Employers and to assist the Company and Employers during the Restricted Period in performing such duties as the Company or Employers may request from time to time.

On March 4, 2008, a purported class-action complaint was filed in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, on behalf of Broadbased Equities, an alleged stockholder of the Company, and all others similarly situated. The complaint, which names as defendants the Company, the Company’s directors Fred R. Lowe, Debra Cerre-Ruedisili, Sam A. Stephens, Paul B. Queally, Donald C. Stewart and Spencer L. Cullen, Jr., and Employers, asserts claims related to the proposed transaction with Employers for breaches of fiduciary duty and, in the case of Employers, aiding and abetting such breaches, in connection with the directors’ determination to sell the Company.  The complaint seeks a declaratory judgment that the defendants have breached their fiduciary duties to plaintiff and the purported class members and/or, in the case of Employers, aided and abetted such breaches, compensatory and/or rescissory damages, as well as pre and post-trial interest, as allowed by law, and the costs and disbursements of the action, including reasonable attorneys' and experts' fees and other costs. The Company believes that these claims are without merit and is vigorously defending this action, and therefore, no provision for this litigation has been made in the current financial statements.

Index

In contemplation of a potential settlement of the action, we agreed to make certain additional disclosures to our stockholders in our proxy materials.  We have also entered into an amendment to the Merger Agreement to provide that the termination fee payable to Parent would be reduced from $8.0 million to $5.0 million in cash in certain circumstances.

The parties are currently discussing the possible terms of a memorandum of understanding providing for a settlement of the action.  If the memorandum is executed, the parties will, subject to certain conditions, enter into and seek court approval for a stipulation of settlement.  There can be no assurance that the memorandum of understanding or the stipulation will be executed or that any stipulation will be approved by the court.  Any potential settlement will not affect the amount of consideration to be paid to stockholders of the Company in the merger or, other than the amendment of the provisions regarding payment of the termination fee referenced above, any other terms of the Merger Agreement.

On April 30, 2008, the Company filed definitive proxy materials related to the potential merger and began mailing such materials to the stockholders.  A special meeting of stockholders to approve the merger agreement has been set for May 29, 2008.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

•	assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and other second injury funds; and

•	interest expense under our bank credit facility and surplus notes issued to third parties.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future. There were no changes from Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Net Premiums Earned.  Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year and is recognized as revenue. It represents the portion of premium that belongs to us on the part of the policy period that has passed and for which coverage has been provided. Net premium earned is used to calculate the net loss, policy acquisition expense, underwriting and other expense and dividend ratios, as indicated below.

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

Index

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

Index

Results of Operations

Financial information relating to our unaudited Consolidated Financial Results for the three month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
			Increase (decrease) 2008 over
	2008	2007	2007
	(Dollars in thousands)
Selected Financial Data:
Gross premiums written	$63,699	$75,579	(15.7)%
Net premiums written	62,201	75,070	(17.1)%
Gross premiums earned	53,747	61,187	(12.2)%

Net premiums earned	52,249	59,213	(11.8)%
Net investment income	5,309	4,862	9.2%
Net realized investment gain	(98)	–	(100.0)%
Other income	15	30	(50.0)%
Total revenue	57,475	64,105	(10.3)%
Loss and loss adjustment expenses	27,556	34,918	(21.1)%
Policy acquisition expenses	10,065	9,203	9.4%
Underwriting and other expenses	9,934	10,693	(7.1)%
Dividends to policyholders	2,369	2,241	5.7%
Interest expense	807	954	(15.4)%
Federal and state income taxes	2,264	2,076	9.1%
Net Income	$4,480	$4,020	11.4%

Key Financial Ratios:
Net loss ratio	52.7%	59.0%
Policy acquisition expense ratio	19.3%	15.5%
Underwriting and other expense ratio	19.0%	18.1%
Net combined ratio, excluding
policyholder dividends	91.0%	92.6%
Dividend ratio	4.5%	3.8%
Net combined ratio, including
policyholder dividends	95.5%	96.4%
Return on equity	11.2%	11.3%

Gross premiums written decreased $11.9 million, or 15.7% for the three months ended March 31, 2008 as compared to the same period in 2007.  Direct premiums written decreased $11.5 million, while assumed premiums written decreased $0.4 million.  Direct premiums written decreased due to decreases in writings in Florida ($10.4 million) and Texas ($2.0 million), offset by an increase in Illinois ($0.9 million), combined with other smaller changes.  The decrease in Florida premiums is the result of the 18.4% rate decrease in 2008, a 0.9% decline in the number of in-force policies as of March 31, 2008 from March 31, 2007, and a reduction in construction-related payrolls.  For all other states with significant changes in direct premiums written, generally, the change in the number of policies is consistent with the change in premiums written.  Overall, the average written premium per in-force policy decreased 10.0% from March 31, 2007 to March 31, 2008.  The decrease in assumed premiums written is primarily the result of a decrease in Indiana premiums assumed through involuntary pools.  Such increases or decreases in premiums assumed from involuntary pools are the result of changes in the total written premiums in the pool and/or a change in the Company’s premiums as a percentage of total premiums written in the state for the same line of business.

Index

Net premiums written decreased $12.9 million, or 17.1% for the three months ended March 31, 2008 as compared to the same period in 2007.  This decrease is the result of the decrease in gross premiums written, combined with an increase in ceded premiums written of $1.0 million.  The increase in ceded premiums written is the result of a change in the 2007 ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis in 2006, which resulted in reduced 2007 ceded premiums written.  The retention in our 2008 and 2007 excess-of-loss treaties was unchanged at $2.0 million.

Gross premiums earned decreased $7.4 million, or 12.2% for the three months ended March 31, 2008 as compared to the same period in 2007.  This decrease is primarily the result of a decrease in direct earned premiums, with the largest decrease being in Florida ($7.1 million), combined with off-setting smaller changes in other states.  Assumed premiums earned also decreased by $0.4 million, as a result of the decrease in assumed premiums written.

Net premiums earned decreased $7.0 million, or 11.8% for the three months ended March 31, 2008 as compared to the same period in 2007. This decrease is primarily the result of the decrease in gross premiums earned.  The change in gross premiums earned was partially offset by a $0.4 million decrease in ceded premiums earned.  Ceded premiums earned are calculated as a percentage of direct premiums earned, and decreased as a result of the decrease in direct premiums earned. The ceded reinsurance premiums rates decreased slightly to 3.0% in 2008 from 3.2% in 2007.  Additionally, during the three months ended March 31, 2008 a reduction in ceded earned premiums related to prior year treaties of approximately $0.1 million was recorded as a result of normal true-ups to accruals for premium to be determined at audit.

The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

	For the Three	Percent of	For the Three	Percent of
	Months Ended	Gross	Months Ended	Gross
	March 31,	Premiums	March 31,	Premiums
	2008	Earned	2007	Earned
	(Dollars in thousands)
Gross premiums earned	$53,747	100.0%	$61,187	100.0%
Excess reinsurance premiums	(1,498)	(2.8%)	(1,945)	(3.2%)
Quota share reinsurance premiums	–	(0.0%)	(29)	(0.0%)
Net premiums earned	$52,249	97.2%	$59,213	96.8%

Net investment income increased $0.4 million or 9.2% for the three months ended March 31, 2008 as compared to the same period in 2007. The increase is attributable to a 3.9% increase in the average balance of invested assets for the three months ended March 31, 2008 as compared to the same period in 2007.  The additional funds available for investment were provided by cash generated from operating activities.  Additionally, the current yield increased to 5.1% as of March 31, 2008 from 5.0% at March 31, 2007, and investment expenses decreased 4.3%.

Losses and loss adjustment expenses decreased $7.4 million, or 21.1% for the three months ended March 31, 2008 as compared to the same period in 2007. Loss and loss adjustment expenses were 52.7% and 59.0% of net premiums earned for the three months ended March 31, 2008 and 2007, respectively.  These changes are the result of a few factors.  First, reflected in our losses and LAE the three months ended March 31, 2008 is a $6.8 million redundancy, net of reinsurance, for years prior to 2008.  Excluding business assumed from state mandated pools, the redundancy in the three months ended March 31, 2008 was attributable to prior year reserve decreases in Florida ($1.6 million), Texas ($1.5 million), Tennessee ($1.0 million), North Carolina ($0.8 million), and less significant decreases in several other states.  The accident years with the largest redundancies were 2007 ($2.3 million), 2006 ($1.9 million) and 2005 ($2.1 million).  The redundancy for the three months ended March 31, 2008 was more than the redundancy of $5.9 million for the comparable period in 2007.  Second, loss and loss adjustment expenses decreased as a result of a decrease in the current net accident year loss ratio.  The current net accident year loss ratio, excluding business assumed from state mandated pools and adjusting and other expense, decreased to 63.3% for the three months ended March 31, 2008 from 65.2% for the three months ended March 31, 2007.  Third, loss and loss adjustment expenses decreased as a result of the decrease in net premiums earned discussed above.  Additionally, adjusting and other expense was 3.9% of net premiums earned for the three months ended March 31, 2008, down from 5.1% for the comparable period in 2007.

Index

Policy acquisition expenses increased $0.9 million, or 9.4% for the three months ended March 31, 2008 as compared to the same period in 2007. Policy acquisition expenses increased to 19.3% from 15.5% of net premiums earned for the three months ended March 31, 2008 and 2007, respectively.  This increase is primarily the result of increases in commissions ($0.6 million), assessments ($0.4 million), and the general and administrative component of policy acquisition expenses ($0.1 million), offset by a decrease premium tax ($0.2 million).  The increase in commissions is the result of an increase in direct commissions, and is due to a reduction in the commission payable accrual in the first quarter of 2007.  The increase in the assessment expense is primarily the result of a decrease in the South Carolina Second Injury Fund assessment in the first quarter of 2007, which exceeds the decrease in the Indiana Second Injury Fund assessment that occurred in the first quarter of 2008.  In the first quarter of 2007, the Company received notification that the unpaid portion of the South Carolina Second Injury Fund assessment on loss payments occurring in 2005 would not be billed, which resulted in a $0.9 million expense reduction.  In the first quarter of 2008 the rate on the Indiana second injury fund decreased from 0.65% to 0.26% of written premiums, which resulted in a $0.2 million expense reduction in the first quarter of 2008. Additionally, overall assessment expense decreased in the first quarter of 2008 due to a decrease in earned premiums.  The increase in general and administrative expenses is the result of an increase in employee time spent prior to or at policy initiation.  The decrease in premium tax is primarily the result of a decrease in earned premiums.

Underwriting and other expenses decreased $0.8 million, or 7.1% for the three months ended March 31, 2008 as compared to the same period in 2007. Underwriting and other expenses were 19.0% and 18.1% of net premiums earned for the three months ended March 31, 2008 and 2007, respectively.  The increase in underwriting and other expense is primarily attributable to decreases in bad debt expense ($0.9 million) and payroll related expense ($0.3 million), offset by increases in legal expense ($0.4 million) and other professional expenses ($0.4 million), combined with other smaller changes.  In the first quarter of 2007 bad debt expense increased due to increased consideration given to reserving for balances less than 90 days old.  The decrease in payroll related expense is the result of a 3.6% decrease in the average number of employees for the three months ended March 31, 2008 compared to the same period in 2007. The increase in legal and other professional expenses is due to additional expenses being incurred by the Company in connection with the potential merger with Employers.

Dividends to policyholders increased $0.1 million, or 5.7% for the three months ended March 31, 2008 as compared to the same period in 2007.  Dividends to policyholders were 4.5% and 3.8%, of net premiums earned for the three months ended March 31, 2008 as compared to the same period in 2007, respectively.  The percentage of direct premiums written in Florida on a dividend plan increased to 49.3% as of March 31, 2008 from 41.8% as of March 31, 2007.  The percentage of direct premiums written in Wisconsin on a dividend plan increased to 91.1% as of March 31, 2008 from 88.0% as of March 31, 2007.  The company wide direct premiums written on a dividend plan increased to 27.7% as of March 31, 2008 from 26.9% as of March 31, 2007.

Interest expense decreased $0.1 million, or 15.4% for the three months ended March 31, 2008 as compared to the same period in 2007.  This decrease is primarily the result of a decrease in the weighted average interest rate on variable rate notes payable to 6.8% as of March 31, 2008 from 9.3% as of March 31, 2007.

Federal and state income taxes increased $0.2 million, or 9.1% for the three months ended March 31, 2008 as compared to the same period in 2007.  Federal and state income taxes were 33.6% and 34.1% of pretax income for the three months ended March 31, 2008 and 2007, respectively.  The increase in tax expense is a result of an increase in pre-tax income.  The decrease is the effective rate is primarily due to a decrease in state income tax expense.  In the fourth quarter of 2007, blended state tax rate decreased from 3.5% to 2.2% to reflect the blended state tax rate that is expected to be in effect with the future tax assets are realized, based on changes in the Company’s mix of business by state.

Net income increased $0.5 million or 11.4% for the three months ended March 31, 2008 as compared to the same period in 2007.  A decrease in loss and LAE of $7.4 million, a decrease in underwriting and other expenses of $0.8 million and an increase in net investment income of $0.4 million, offset by a decrease in net premiums earned of $7.0 million, an increase in policy acquisition expenses of $0.9 million, and an increase in federal and state income taxes of $0.2 million, primarily comprised the change.

Return on Equity - Our annualized return on equity for the three months ended March 31, 2008 and 2007 is 11.2% and 11.3%, respectively.

Index

Liquidity and Capital Resources

We are a holding company and our insurance subsidiaries are the primary source of funds for our operations. We have historically received dividend payments solely from Pinnacle Administrative and Pinnacle Benefits. These dividend payments are funded by fee payments under service agreements between Pinnacle Administrative and Pinnacle Benefits and our insurance subsidiaries. Fee payments under the service agreements are subject to review by Florida OIR, as are dividend payments by our insurance subsidiaries. There are no restrictions on the payment of dividends by our non-insurance subsidiaries, Pinnacle Administrative, Pinnacle Benefits and AmSERV, Inc., other than customary state corporation laws regarding solvency. The cash requirements of these non-insurance subsidiaries are primarily for the payment of salaries, employee benefits and other operating expenses.

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

	For the Three Months
	Ended March 31,
	2008	2007

Cash and cash equivalents provided by (used in):
Operating activities	$4,098	$7,281
Investing activities	(23,324)	(11,424)
Financing activities	(476)	(427)
Change in cash and cash equivalents	$(19,702)	$(4,570)

Reinsurance

We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At March 31, 2008 and December 31, 2007, reinsurance recoverables on paid and unpaid losses and LAE were $67.0 million and $67.8 million, respectively. Our largest recoverable from a single reinsurer as of  March 31, 2008 was $31.1 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 18.8% of our total stockholders’ equity as of that date. Of the $31.1 million, $1.0 million was the current recoverable on paid losses. The balance of $30.1 million is recoverable from Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

Index

As a result of raising $32.0 million from surplus notes issued by one of our insurance subsidiaries, we eliminated the need for quota share reinsurance on new and renewal business since July 1, 2004. In addition, we increased our retention in our excess of loss reinsurance program to $2.0 million in 2005 and thereafter.

Investments

Our insurance subsidiaries employ an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio.  As economic conditions change, our insurance subsidiaries’ investment committees recommend strategy changes and adjustments to our investment portfolio.  We have maintained a high portion of our portfolio in short-term investments recently to mitigate the risk of falling prices for fixed maturity securities if rates should rise.  Changes in interest rates impact our investment income and cause fluctuations in the carrying values of our available-for-sale investments (these changes are reflected as changes in stockholders’ equity, net of tax).

We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held-to-maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of  March 31, 2008 and December 31, 2007, 78.4% and 77.9%, respectively, of our entire portfolio was classified as available-for-sale.

The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR.  As of  March 31, 2008 and December 31, 2007, our insurance subsidiaries’ combined portfolio consisted entirely of investment grade fixed-income securities.  As of  March 31, 2008, our investments (excluding cash and cash equivalents) had an average duration of 4.2 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

Our insurance subsidiaries employ Regions Bank to act as their independent investment advisor.  Regions Bank follows the insurance subsidiaries’ written investment guidelines based upon strategies approved by our insurance subsidiaries’ boards of directors.  Our insurance subsidiaries have no investments in common stock (other than AmCOMP Preferred’s investment in AmCOMP Assurance and certain institutional money market accounts), preferred stock, real estate, asset-backed securities (other than mortgage-backed) or derivative securities.  Additionally, the Company had no subprime or auction rate securities exposure at March 31, 2008.  Regions Bank has discretion to enter into investment purchase transactions within our insurance subsidiaries’ investment guidelines.  In the case of sales of securities prior to maturity or the acquisition of securities that differ from the types of securities already present in the portfolio, Regions Bank is required to obtain approval from our insurance subsidiaries’ executive officers, who report regularly to our insurance subsidiaries’ investment committees, prior to executing the transactions.  Regions Bank’s fee is based on the amount of assets in the portfolio and is not dependent upon investment results or portfolio turnover.

Index

The table below contains information concerning the composition of our investment portfolio at March 31, 2008:

	Carrying Amount (1)	Yield to Maturity	Percentage of Carrying Amount (1)
	(Dollars in thousands)
Bonds:(2)
U.S. Treasury securities	$24,854	2.4%	5.4%
Agencies	31,836	4.9	6.9
Municipalities(3)	82,933	4.3	18.0
Corporate “A” rated and above	131,898	4.7	28.6
Corporate “BBB”/“Baa” rated	19,918	5.3	4.4
Mortgage-backed securities	158,049	5.2	34.3
Total Bonds	$449,488	4.7%	97.6%
Cash and cash equivalents	10,989	2.7	2.4
Total	$460,477	4.6%	100.0%

(1)
Carrying amount is amortized cost for bonds held-to-maturity.  Carrying value is fair value for bonds available-for-sale.  As of March 31, 2008, $352.5 million of our bonds was classified as available-for-sale and $97.0 million was classified as held-to-maturity.

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

(3)
The municipal bonds’ yields to maturity have been shown on a tax-equivalent basis.  The tax impact was 1.1% on the yield to maturity for municipal bonds and 0.2% on the yield to maturity for total cash and investments.

The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair values as of March 31, 2008:

	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Years to maturity (1) :
One or less	$45,019	$44,942	$–	$–
After one through five	117,256	118,969	–	–
After five through ten	118,595	120,238	–	–
After ten	6,039	7,290	–	–
Mortgage-backed securities	60,091	61,038	97,011	98,790
Total	$347,000	$352,477	$97,011	$98,790

(1)	Based on the stated maturities of the securities. Actual maturities may differ as obligors may have the right to call or prepay obligations.

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

Index

The following table summarizes, for all fixed maturity securities in an unrealized loss position at March 31, 2008, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

		Unrealized	Number of
	Fair Value	Losses	Issues
Less than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	–	–	–
Municipalities	8,675	(57)	4
Corporate debt securities	30,317	(322)	18
Mortgage-backed securities	14,613	(38)	8
Total	$53,605	$(417)	30

Greater than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	–	–	–
Corporate debt securities	15,541	(765)	10
Mortgage-backed securities	9,222	(87)	7
Total	$28,764	$(866)	18

Total fixed maturity securities:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	8,675	(57)	4
Corporate debt securities	45,858	(1,087)	28
Mortgage-backed securities	23,835	(125)	15
Total fixed maturity securities	$82,369	$(1,283)	48

At March 31, 2008, there were no investments in fixed maturity securities with individual material unrealized losses.  One other-than-temporary impairment totaling $0.1 million was recorded on an investment during the three months ended March 31, 2008.  Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

We believe our future cash flow generated by operations and our cash and investments will be sufficient to fund continuing operations, service our outstanding obligations and provide for required capital expenditures for at least the next 12 months.

Litigation

AmCOMP and both of our insurance subsidiaries are defendants in an action commenced in Florida by the Insurance Commissioner of Pennsylvania, acting in its capacity as liquidator of Reliance Insurance Company.  The complaints in those actions allege that preferential payments were made to us by Reliance under the formerly existing reinsurance agreement with the insurance subsidiaries and seek damages in the amount of approximately $2.3 million.  We have answered the complaint and we expect the matter to be scheduled for trial.  We believe that we have multiple factual and legal defenses to the claim made in this action, including, but not limited to a right of recoupment related to the statement of claim filed by us in the Reliance liquidation proceeding for the recovery of approximately $7.8 million under the reinsurance agreement.  However, on November 14, 2007 the trial court in Florida granted the plaintiff liquidator’s motion for partial summary judgment, finding that the approximate $2.3 million in payments were “preferential” under Pennsylvania law.  This order is not yet a final, appealable order under Florida law.  There are a number of remaining issues, including AmCOMP’s affirmative defenses, which must be determined by the court before a final order or judgment could be entered.  Although the ultimate results of these legal actions and related claims (including any future appeals) cannot presently be determined, the Company had accrued a $1.2 million liability as of each of March 31, 2008 and December 31, 2007, related to this action.

Index

Other

In August 1998, in an effort to expand its customer base, AmCOMP began selling insurance policies for a third party insurance company. This arrangement included insurance policies with effective dates of August 1, 1998 through November 1, 2000.  Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle Benefits provided claim adjusting services, including the payment of claims, related to these policies. Included in other assets at March 31, 2008 is approximately $2.1 million in loss and LAE payments on the administered business that is currently due from the third-party insurer.  Management is currently in discussion with the insurer regarding payment, and expects to recover the balance due.

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

Fluctuations in rates of inflation also influence interest rates, which in turn impact the fair value of our investment portfolio and yields on new investments. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This interpretation was adopted by the Company on January 1, 2008.  FASB Staff Position (FSP)FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.  The partial adoption of SFAS No. 157 had no impact on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  This interpretation was adopted by the Company on January 1, 2008. We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS No. 159 had no impact on our financial position or results of operations.

Index

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

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed under the section entitled “Business—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Available Information

Our website address is www.amcomp.com. We make available free of charge on the Investor Relations section of our website (ir.amcomp.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct and Ethics. We do not intend for information contained in our website to be part of the Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Investments.  Our investment portfolio consists primarily of debt securities, of which 78.4% was classified as available-for-sale as of March 31, 2008.  The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration.  As of March 31, 2008, our investments (excluding cash and cash equivalents) had an average duration of 4.2 years.  Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio.  The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates.  As interest rates rise, the fair value of our fixed-income portfolio falls, and the converse is also true.  We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

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

For invested assets, we use modified duration modeling to calculate changes in fair values.  Durations on invested assets are adjusted for call, put, and interest rate reset features.  Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities.  Invested asset portfolio durations are calculated on a fair value weighted basis, including accrued investment income, using holdings as of March 31, 2008.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including cash equivalents based on specific changes in interest rates:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value	Estimated Percentage Increase (Decrease) in Fair Value
March 31, 2008:	(Dollars in thousands)

300 basis point rise	$(54,272)	(12.3%)
200 basis point rise	(35,255)	(8.0%)
100 basis point rise	(16,662)	(3.8%)
50 basis point decline	6,517	1.5%
100 basis point decline	12,184	2.8%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $16.7 million or 3.8% based on a 100 basis point increase in interest rates as of March 31, 2008.  This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and cash equivalents, which constituted approximately 97.6% of our total invested assets as of March 31, 2008.

Index

Interest expense would also be affected by a hypothetical change in interest rates.  As of March 31, 2008, we had $36.0 million in variable rate debt obligations.  Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.7 million and a 300 basis point increase would increase interest expense by approximately $1.1 million.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), issued by the FASB, which requires amortization adjustments for mortgage backed securities.  The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline).  The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value.  As of March 31, 2008, the par value of our mortgage backed securities holdings was $157.0 million.  Amortized cost divided by par value equates to an average price of 100.1% of par.  Since some of our mortgage backed securities were purchased at a premium or discount that is a significant percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

Interest rates have declined recently, leading to some increase in expected prepayment activity.  However, further declines in interest rates sufficient to significantly elevate prepayment risk from levels currently reflected in the valuations and duration of the mortgage holdings are not expected.  The mortgage backed securities portion of the portfolio totaled approximately 35.2% of total investments as of March 31, 2008.  Of this total, 100% was in agency pass through securities.

Credit Risk

Investments.  Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of March 31, 2008 and December 31, 2007, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor’s, Moody’s and Fitch.

Reinsurance.  We are subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers.

Index

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in AmCOMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, AmCOMP’s internal control over financial reporting.

Index

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of North Palm Beach, State of Florida, on the day of May 7, 2008.

AMCOMP INCORPORATED
(Registrant)

By:	/s/ Fred R. Lowe
Fred R. Lowe
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Kumar Gursahaney
Kumar Gursahaney
Senior Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)