Form 10-Q
period 2008-06-30
AMCOMP INC /FL
filed 2008-08-08
CIK 1009667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2008

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

As of August 8, 2008, the registrant had 15,295,462 shares of common stock outstanding.

AmCOMP INCORPORATED

i

PART I

Item 1.  Financial Statements

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $336,731 in 2008 and $327,656 in 2007)	$336,669	$329,847
Fixed maturity securities held-to-maturity at amortized cost (fair value of $97,379 in 2008 and $94,414 in 2007)	97,381	93,661
Total investments	434,050	423,508
Cash and cash equivalents	15,144	30,691
Accrued investment income	4,647	4,721
Premiums receivable – net	84,421	88,486
Assumed reinsurance premiums receivable	1,711	1,809
Reinsurance recoverable:
On paid losses and loss adjustment expenses	1,034	1,454
On unpaid losses and loss adjustment expenses	62,761	66,353
Prepaid reinsurance premiums	441	1,215
Deferred policy acquisition costs	19,309	19,116
Property and equipment – net	2,825	3,352
Income taxes recoverable	2,032	962
Deferred income taxes – net	19,477	19,889
Goodwill	1,260	1,260
Other assets	6,341	6,347
Total assets	$655,453	$669,163

Liabilities and stockholders’ equity
Liabilities
Policy reserves and policyholders’ funds:
Unpaid losses and loss adjustment expenses	$311,541	$324,224
Unearned and advance premiums	101,042	102,672
Policyholder retention dividends payable	9,633	10,276
Total policy reserves and policyholders’ funds	422,216	437,172
Reinsurance payable	302	622
Accounts payable and accrued expenses	29,664	30,868
Notes payable	35,571	36,464
Income tax payable	–	1,441
Other liabilities	3,977	4,419

Total liabilities	491,730	510,986

Stockholders’ equity
Common stock (par value $.01; 45,000 authorized shares; 15,922 in 2008 and 2007 issued; 15,294 in 2008 and 15,290 in 2007 outstanding)	159	159
Additional paid-in capital	75,816	75,392
Retained earnings	93,374	86,826
Accumulated other comprehensive income (net of deferred taxes of $22 in 2008 and ($799) in 2007)	(39)	1,392
Treasury stock (627 shares in 2008 and 631 in 2007)	(5,587)	(5,592)

Total stockholders’ equity	163,723	158,177

Total liabilities and stockholders’ equity	$655,453	$669,163

See notes to consolidated financial statements.

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Net premiums earned	$48,409	$55,424	$100,658	$114,637
Net investment income	5,068	4,941	10,377	9,803
Net realized investment losses	(82)	(212)	(180)	(212)
Other income	20	18	35	48
Total revenue	53,415	60,171	110,890	124,276

Expenses:
Losses and loss adjustment expenses	31,206	26,188	58,762	61,106
Dividends to policyholders	1,855	6,357	4,224	8,598
Underwriting and acquisition expenses	16,622	18,150	36,621	38,046
Interest expense	648	901	1,455	1,855
Total expenses	50,331	51,596	101,062	109,605

Income before income taxes	3,084	8,575	9,828	14,671
Income tax expense	1,016	3,048	3,280	5,124

Net income	$2,068	$5,527	$6,548	$9,547

Earnings per common share – basic	$0.14	$0.35	$0.43	$0.61

Earnings per common share – diluted	$0.13	$0.35	$0.43	$0.61

See notes to consolidated financial statements.

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(2008 Unaudited, amounts in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

BALANCE AT DECEMBER 31, 2006	$158	$73,952	$(199)	$67,990	$(2,613)	$139,288

Net income	–	–	–	18,836	–	18,836

Unrealized gain on investments (net of tax expense of $2,356)	–	–	–	–	4,005	4,005

Comprehensive income	–	–	–	–	–	22,841

Stock option compensation expense	–	702	–	–	–	702

Stock option exercise	1	723	88	–	–	812

Tax benefit on stock options	–	15	–	–	–	15

Purchase of treasury stock (560 shares)	–	–	(5,481)	–	–	(5,481)

BALANCE AT DECEMBER 31, 2007	159	75,392	(5,592)	86,826	1,392	158,177

Net income	–	–	–	6,548	–	6,548

Unrealized loss on investments (net of tax benefit of $822)	–	–	–	–	(1,431)	(1,431)

Comprehensive income	–	–	–	–	–	5,117

Stock option compensation expense	–	390	–	–	–	390

Stock option exercise	–	33	5	–	–	38

Tax benefit on stock options	–	1	–	–	–	1

BALANCE AT JUNE 30, 2008	$159	$75,816	$(5,587)	$93,374	$(39)	$163,723

See notes to consolidated financial statements.

AmCOMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007

Operating Activities:
Net income	$6,548	$9,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	857	779
Amortization of investment premiums/discounts	803	880
Excess tax benefits from stock option exercise	(4)	(12)
Stock option expense	390	368
Provision for deferred income taxes	1,234	(1,561)
Net realized losses on investments	180	212
Loss on sale of property and equipment	12	7
Policy acquisition costs deferred	(19,946)	(23,770)
Policy acquisition costs amortized	19,753	21,878
Change in operating assets and liabilities:
Accrued investment income	74	136
Premiums receivable	4,065	(427)
Reinsurance balances	4,564	4,522
Other assets	6	145
Unpaid losses and loss adjustment expenses	(12,683)	(10,939)
Unearned and advance premiums and policyholder deposits	(1,630)	6,299
Policyholder retention dividends payable	(643)	3,705
Accounts payable and accrued expenses	(1,204)	(4,010)
Income tax recoverable/payable	(2,510)	4,883
Other liabilities	(332)	(1,151)
Net cash (used in) provided by operating activities	(466)	11,491

Investing Activities: Securities available-for-sale:
Purchases	(65,003)	(50,648)
Sales and maturities	54,969	43,527
Securities held-to-maturity:
Purchases	(13,573)	(17,438)
Redemptions and maturities	9,829	6,904
Purchases of property and equipment	(353)	(846)
Sale of property and equipment	20	10
Net cash used in investing activities	(14,111)	(18,491)

Financing Activities:
Proceeds from stock option exercise	38	98
Excess tax benefits from stock option exercise	4	12
Payment on capital lease	(119)	(19)
Payment of note payable	(893)	(893)
Net cash used in financing activities	(970)	(802)

Net decrease in cash and cash equivalents	(15,547)	(7,802)

Cash and Cash Equivalents at Beginning of Year	30,691	15,259

Cash and Cash Equivalents at End of Period	$15,144	$7,457

Supplemental Cash Flow Data:
Cash paid- interest	$1,449	$1,860
Cash paid- income taxes	$4,637	$1,895

See notes to consolidated financial statements.

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

Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  This interpretation was adopted by the Company on January 1, 2008. We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS No. 159 had no impact on our financial position or results of operations.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement shall be effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

2.            STOCK OPTIONS

In accordance with SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), the Company expenses all outstanding employee stock options over the vesting period based on the fair value of the options at the date they were granted.  Additionally, SFAS No. 123R requires the estimation of forfeitures in calculating the expense related to stock-based compensation.  The Company recognized approximately $0.2 million of stock option compensation expense for the three months ended June 30, 2008 and 2007, and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.  The related tax benefit was less than $0.1 million in the three and six months ended June 30, 2008. As of June 30, 2008, total unrecognized compensation expense related to non-vested stock options was approximately $0.9 million.  This cost is expected to be recognized over the weighted average period of 1.5 years.

A summary of the Company’s stock option activity for the three and six months ended June 30, 2008 and June 30, 2007 is as follows:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Employees, Directors and Executives		Employees, Directors and Executives		Employees, Directors and Executives		Employees, Directors and Executives
	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares
Outstanding–beginning balance	$9.43	901,287	$9.36	1,054,173	$9.43	906,422	$10.08	1,221,558
Granted	–	–	–	–	9.35	5,648	10.66	54,737
Exercised	9.00	(1,091)	9.00	(9,277)	9.00	(4,190)	8.98	(10,914)
Forfeited	9.00	(656)	9.00	(32,746)	9.00	(1,312)	9.00	(34,384)
Expired	13.69	(55,230)	9.00	(1,091)	13.14	(62,258)	13.71	(219,938)
Outstanding–ending balance	$9.16	844,310	$9.37	1,011,059	$9.16	844,310	$9.37	1,011,059

As of June 30, 2008 and 2007, options to purchase 458,518 shares and 372,766 shares, respectively, were exercisable.  The weighted average remaining contractual life of the exercisable options was 2.5 years and 2.4 years as of June 30, 2008 and 2007, respectively.  The per-share weighted average grant date fair value of options granted in the six months ended June 30, 2008 and 2007 was $2.56 and $3.78, respectively. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations for the six months ended June 30, 2008: zero expected dividend yield, 3.26% risk-free interest rate, 5 year expected life, and 25.0% volatility.  For the six months ended June 30, 2007, the following weighted average assumptions were used: zero expected dividend yield, 4.63% risk-free interest rate, 5 year expected life, and 30.3% volatility.  The expected life was based on historical exercise behavior and the contractual life of the options.  Due to unavailability of historical company information, volatility was based on average volatilities of similar entities for the appropriate period.  Forfeitures were estimated at 20% for board members, 5% for executives and 10% for all remaining employees.  The weighted-average grant date fair value of options vesting during the six months ending June 30, 2008 and 2007 was $3.10 and $2.92, respectively.  As of June 30, 2008 the aggregate intrinsic value of options outstanding and options exercisable was approximately $2.2 million and $1.2 million, respectively.  The total aggregate intrinsic value of options exercised during the six months ending June 30, 2008 and 2007 was less than $0.1 million.

Summary information for option awards expected to vest is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – $ 9.99	747,043	2.53	$ 9.02	$ 2,024,356
10.00 – 10.99	70,240	3.38	10.58	80,450
	817,283	2.61	$ 9.15	$ 2,104,806

Summary information for total outstanding option awards is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$ 0.00 – $ 9.99	770,774	2.54	$ 9.02	434,735	$ 9.02
10.00 – 10.99	73,536	3.39	10.59	23,783	10.55
	844,310	2.61	$ 9.16	458,518	$ 9.10

In the event that currently outstanding options are exercised, the Company intends to first issue treasury shares to the extent available, or new shares as necessary.

 3.            ASSESSMENTS

Guaranty Fund Assessments— Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies.  Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged.  The Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned.  The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the Company estimates the potential future assessment in the absence of an actual assessment.  Guaranty fund assessment expenses were $0.1 million and ($1.0) million for the three months ended June 30, 2008 and 2007, respectively, and $0.6 million and ($0.5) million for the six months ended June 30, 2008 and 2007, respectively.  The Company has deferred approximately $0.7 million and $1.0 million as of June 30, 2008 and December 31, 2007 related to guaranty fund assessments, which is included in deferred policy acquisition costs.  Additionally, guarantee fund receivable assets of $1.5 million as of June 30, 2008 and December 31, 2007 are included in other assets, as they can be used as a credit against future premium taxes owed.  Maximum contributions required by law in any one state in which we offer insurance vary between 0.2% and 2.0% of direct premiums written.

Second Injury Fund Assessments and Recoveries — Many states have laws that established second injury funds to reimburse employers and insurance carriers for workers’ compensation benefits paid to employees who are injured and whose disability is increased by a prior work-related injury.  The source of these funds is an assessment charged to workers’ compensation insurance carriers doing business in such states.  Assessments are based on paid losses or premium surcharge mechanisms.  Several of the states in which we operate maintain second injury funds with material assessments.  The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, we defer these costs and recognize them as an expense as the related premiums are earned.  Second Injury Fund assessment expense was ($0.6) million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively.  The Company has deferred approximately $1.4 million and $1.5 million as of June 30, 2008 and December 31, 2007, respectively, related to second injury fund assessments, which is included in deferred policy acquisition costs.

The Company submits claims to the appropriate state’s second injury fund for recovery of applicable claims paid on behalf of the Company’s insureds.  Because of the uncertainty of the collectability of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received.  Cash collections from the second injury funds were approximately $0.7 million and $0.9 million in the six months ended June 30, 2008 and 2007.

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

Other Assessments— Various other assessments are levied by states in which the Company transacts business, and are primarily based on premiums written or collected in the applicable state.  The total expense related to these assessments was ($0.3) million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and ($0.1) million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.  The Company has deferred approximately $0.2 million and $0.3 million as of June 30, 2008 and December 31, 2007, related to these assessments, which are included in deferred policy acquisition costs.

Liabilities for assessments are expected to be paid over the next five years.  Guarantee fund receivable assets are expected to be realized over the next five to ten years.

4.             INVESTMENTS

The Company’s investments in available-for-sale securities and held-to-maturity securities are summarized as follows at June 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities at June 30, 2008:
U.S. Treasury securities	$22,763	$1,379	$–	$24,142
Agency	23,754	248	14	23,988
Municipalities	85,319	246	441	85,124
Corporate debt securities	143,700	741	1,850	142,591
Mortgage-backed securities	61,195	391	762	60,824
Total fixed maturity securities	$336,731	$3,005	$3,067	$336,669

Held-to-maturity securities at June 30, 2008:
Mortgage-backed securities	$97,381	$607	$609	$97,379

The amortized cost and estimated fair values of investments in fixed maturity securities, segregated by available-for-sale and held-to-maturity, at June 30, 2008 are summarized by maturity as follows (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Years to maturity:
One or less	$45,136	$45,342	$–	$–
After one through five	117,611	117,372	–	–
After five through ten	107,825	107,139	–	–
After ten	4,964	5,992	–	–
Mortgage-backed securities	61,195	60,824	97,381	97,379
Total	$336,731	$336,669	$97,381	$97,379

The foregoing data is based on the stated maturities of the securities. Actual maturities may differ as borrowers may have the right to call or prepay obligations.

At June 30, 2008 and December 31, 2007, bonds with an amortized cost of $14.2 million and $7.9 million and a fair value of $15.4 million and $9.0 million, respectively, were on deposit with various states’ departments of insurance in accordance with regulatory requirements.  Additionally, as of December 31, 2007, $6.0 million of cash, representing a matured security not yet reinvested, was on deposit with a department of insurance.  At June 30, 2008 and December 31, 2007, bonds with an amortized cost of $6.5 million and a fair value $6.6 million were held in a reinsurance trust for the benefit of members of the Orion Insurance Group in accordance with the terms of a reinsurance agreement between the Company and the Orion Companies.

Major categories of the Company’s net investment income for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income:
Fixed maturity securities	$5,216	$4,977	$10,469	$9,892
Cash and cash equivalents	76	180	343	348
Investment income	$5,292	$5,157	$10,812	$10,240
Investment expenses	(224)	(216)	(435)	(437)
Net investment income	$5,068	$4,941	$10,377	$9,803

Proceeds from the sale of available-for-sale fixed maturity securities during the six months ended June 30, 2008 and 2007 were $14.3 million and $4.7 million, respectively. Gross losses realized on the sales during the six months ended June 30, 2008 and 2007 were $0.1 million and $0.2 million, respectively.

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

The following table summarizes, for all fixed maturity securities in an unrealized loss position at June 30, 2008 the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

		Unrealized	Number of
	Fair Value	Losses	Issues
Less than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	–	–	–
Municipalities	47,165	(441)	24
Corporate debt securities	58,663	(1,030)	35
Mortgage-backed securities	78,041	(1,148)	30
Total	$183,869	$(2,619)	89

Greater than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	–	–	–
Corporate debt securities	15,466	(820)	10
Mortgage-backed securities	8,648	(223)	7
Total	$28,115	$(1,057)	18

Total fixed maturity securities:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	47,165	(441)	24
Corporate debt securities	74,129	(1,850)	45
Mortgage-backed securities	86,689	(1,371)	37
Total fixed maturity securities	$211,984	$(3,676)	107

At June 30, 2008, there were no investments in fixed maturity securities with individual material unrealized losses.  One other-than-temporary impairment totaling $0.1 million was recorded on an investment during the six months ended June 30, 2008.  Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

5.             UNPAID LOSSES AND LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expenses (“LAE”), reported in the accompanying consolidated balance sheets:

	Six Months Ended June 30, 2008	Twelve Months Ended December 31, 2007
	(Dollars in thousands)
Unpaid losses and LAE, gross of related reinsurance recoverables, at beginning of period	$324,224	$334,363
Less reinsurance recoverables on unpaid losses and LAE at beginning of period	66,353	72,296
Unpaid losses and LAE, net of related reinsurance recoverables, at beginning of the period	257,871	262,067

Add provision for losses and LAE, net of reinsurance, occurring in:
Current period	72,228	163,070
Prior periods	(13,466)	(36,508)
Incurred losses during the current period, net of reinsurance	58,762	126,562

Deduct payments for losses and LAE, net of reinsurance, occurring in:
Current period	16,951	52,974
Prior periods	50,902	77,784
Payments for losses and LAE during the current period, net of reinsurance	67,853	130,758

Unpaid losses and LAE, net of related reinsurance recoverables, at end of period	248,780	257,871
Reinsurance recoverables on unpaid losses and LAE at end of period	62,761	66,353
Unpaid losses and LAE, gross of related reinsurance recoverables, at end of period	$311,541	$324,224

The Company’s estimate for losses and LAE related to prior years, net of related reinsurance recoverables, decreased during the six months ended June 30, 2008 and the year ended December 31, 2007 by $13.5 million and $36.5 million, respectively, as a result of actual loss development emerging more favorably than expected. Excluding business assumed from state mandated pools, the redundancy in the six months ended June 30, 2008 was attributable to prior year reserve decreases in Florida ($4.1 million), Tennessee ($3.3 million), North Carolina ($2.8 million), Georgia ($1.7 million), Illinois ($1.2 million), and Texas ($1.0 million), offset by an increase in Indiana ($1.7 million), combined with less significant decreases in several other states.  The accident years with the largest redundancies were 2006 ($5.9 million), 2007 ($3.3 million), 2005 ($2.1 million) and 2004 ($1.3 million).  Management believes the historical experience of the Company is a reasonable basis for estimating future losses. However, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and loss adjustment expenses.

6.           COMMITMENTS AND CONTINGENCIES

As of June 30, 2008 and December 31, 2007, the Company had accrued $0.5 million for estimated additional Florida dividends based on its statutory underwriting results pursuant to Florida Statute 627.215 and applicable regulations (“Florida excessive profits”). AmCOMP’s ultimate liability will be based on its premiums earned, loss reserves and expenses computed in accordance with the statute and regulations.

Litigation—AmCOMP along with AmCOMP Preferred and AmCOMP Assurance are collectively defendants in an action commenced in Florida by the Insurance Commissioner of Pennsylvania, acting in the capacity as liquidator of Reliance Insurance Company.  The complaint in this action alleges that preferential payments were made by Reliance Insurance Company under the formerly existing reinsurance agreement with AmCOMP Preferred and AmCOMP Assurance and seeks damages in the amount of approximately $2.3 million.  AmCOMP, along with AmCOMP Preferred and AmCOMP Assurance, has filed a response and has made various motions addressed to these complaints.  The Company, based on the advice of counsel, believes that it has a variety of factual and legal defenses, including but not limited to a right of offset related to the statement of claim filed by the Company and AmCOMP Preferred in the Reliance Insurance Company liquidation proceeding for the recovery of approximately $7.8 million under the reinsurance agreement.  However, on November 14, 2007 the trial court in Florida granted the plaintiff liquidator’s motion for partial summary judgment, finding that the approximate $2.3 million in payments were “preferential” under Pennsylvania law.  This order is not yet a final, appealable order under Florida law.  There are a number of remaining issues, including AmCOMP’s affirmative defenses, which must be determined by the court before a final order or judgment could be entered.  Although the ultimate results of these legal actions and related claims (including any future appeals) are uncertain, the Company had accrued liabilities of $0.9 million and $1.2 million, as of June 30, 2008 and December 31, 2007, respectively, which are included in accounts payable and accrued expenses, related to those matters.  The decrease in the accrual is the result of the Company’s further analysis of the amount at which this matter may be resolved.

The Company is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts.  Those actions are considered by the Company in estimating the losses and LAE reserves.

7.           NOTES PAYABLE

On October 12, 2000, the Company entered into a credit facility (the “Loan”) with a financial institution under which the Company borrowed $11.3 million.  The Loan called for monthly interest payments at the 30-day London Interbank Offered Rate (“LIBOR”) plus a margin.  The expiration date on the loan is April 10, 2010.  During 2003, the remaining balance of the Loan was refinanced and the Company borrowed an additional $5.5 million.  On May 23, 2008, the loan agreement was amended and restated, changing the annual interest rate to 160 basis points in excess of one month LIBOR. The Loan is collateralized by $37.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP Preferred.  At June 30, 2008 and December 31, 2007, the principal balance was $3.6 million and $4.5 million, respectively.  The interest rate was 4.06% and 6.83% at June 30, 2008 and December 31, 2007, respectively.  Interest paid during the six months ended June 30, 2008 and 2007 totaled $0.1 million and $0.2 million, respectively.  The Loan contains various restrictive covenants and certain financial covenants.  At June 30, 2008, the Company was in compliance with all restrictive and financial covenants.

On April 30, 2004, AmCOMP Preferred issued a $10.0 million surplus note in return for $10.0 million in cash to Dekania CDO II, Ltd., as part of a pooled transaction.  The note matures in 30 years and is callable by the Company after five years.  The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR.  Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the six months ending June 30, 2008 and 2007 totaled $0.4 million and $0.5 million, respectively. Interest accrued as of June 30, 2008 and December 31, 2007 was $0.1 million.

On May 26, 2004, AmCOMP Preferred issued a $12.0 million surplus note, in return for $12.0 million in cash, to ICONS, Inc., as part of a pooled transaction.  The note matures in 30 years and is callable by the Company after five years.  The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the six months ending June 30, 2008 and 2007 totaled $0.5 million and $0.6 million, respectively. Interest accrued as of June 30, 2008 and December 31, 2007 was $0.1 million.

On September 14, 2004, AmCOMP Preferred issued a $10.0 million surplus note, in return for $10.0 million in cash, to Alesco Preferred Funding V, LTD, as part of a pooled transaction.  The note matures in approximately 30 years and is callable by the Company after approximately five years.  The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the six months ending June 30, 2008 and 2007 totaled $0.4 million and $0.5 million, respectively.  Interest accrued as of June 30, 2008 and December 31, 2007 was less than $0.1 million.

On May 23, 2008, the Company obtained a $30.0 million secured non-revolving line of credit (the “line of credit”) from Regions Bank.  The line of credit calls for monthly interest payments at 160 basis points in excess of  one month LIBOR on principal advanced from time to time.  The Company has until May 23, 2010 to procure any advances under this agreement.  Thereafter, repayments of any principal then outstanding will be made quarterly with any unpaid principal maturing on May 23, 2017. The line of credit is collateralized by $37.5 million of surplus notes issued by AmCOMP Preferred and AmCOMP Assurance and the stock of AmCOMP Preferred.  As of June 30, 2008, the Company had not made any borrowings under this line of credit.  The Loan contains various restrictive covenants and certain financial covenants.  At June 30, 2008, the Company was in compliance with all restrictive and financial covenants.

8.                       FEDERAL AND STATE INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods.  The Interpretation establishes a “more likely than not” recognition threshold for tax benefits to be recognized in the financial statements.  The “more likely than not” determination is to be based solely on the technical merits of the position.  As of the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.  We recognize income tax related interest in interest expense and penalties in income tax expense. Income tax related interest recognized in the three and six months ended June 30, 2008 and 2007 was less than $0.1 million.  Tax related interest accrued as of June 30, 2008 and December 31, 2007 was $0.7 million and $0.6 million, respectively.  Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Significant components of income tax for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Current (benefit) expense
Federal	$(184)	$2,948	$1,892	$6,013
State	2	349	154	673
Total current tax (benefit) expense	(182)	3,297	2,046	6,686
Deferred tax expense (benefit)
Federal	1,124	(225)	1,158	(1,411)
State	74	(24)	76	(151)
Total deferred tax expense (benefit)	1,198	(249)	1,234	(1,562)
Income tax expense	$1,016	$3,048	$3,280	$5,124

The effective federal income tax rates on income before income taxes differ from the maximum statutory rates as follows for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008		2007		2008		2007
Income tax at statutory rate	$1,080	35.0%	$3,001	35.0%	$3,440	35.0%	$5,135	35.0%
Permanent differences:
State income taxes	75	2.4	182	2.1	168	1.7	339	2.3
Tax-exempt interest	(262)	(8.5)	(325)	(3.8)	(551)	(5.6)	(629)	(4.3)
Non-deductible meals and entertainment	109	3.5	101	1.2	162	1.7	144	1.0
Provision to return adjustment	–	–	45	0.5	(7)	(0.1)	6	0.0
Non-deductible option expense	40	1.3	33	0.4	86	0.9	75	0.5
Other expense—net	(26)	(0.8)	11	0.1	(18)	(0.2)	54	0.4
Effective income tax expense	$1,016	32.9%	$3,048	35.5%	$3,280	33.4%	$5,124	34.9%

The Company records deferred federal income taxes on certain temporary differences between the amounts reported in the accompanying consolidated financial statements and the amounts reported for federal and state income tax reporting purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of June 30, 2008 and December 31, 2007 are presented below (in thousands):

	June 30,	December 31,
	2008	2007
Deferred tax assets:
Loss and LAE reserve adjustments	$12,633	$13,094
Unearned and advance premiums	7,238	7,325
Allowance for bad debts	1,047	998
Policyholder dividends	2,973	3,746
Deferred compensation	1,030	974
Disallowed capital losses	557	491
Other	1,324	1,335
Total deferred tax assets	26,802	27,963
Deferred tax liabilities:
Deferred policy acquisition expenses	(7,038)	(6,968)
FAS 115 unrealized gains	–	(799)
Other	(287)	(307)
Total deferred tax liabilities	(7,325)	(8,074)
Net deferred tax assets	$19,477	$19,889

9.           EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Numerator:
Net income attributable to common stockholders	$2,068	$5,527	$6,548	$9,547
Denominator:
Weighted-average shares outstanding
(denominator for basic earnings per share)	15,294	15,769	15,293	15,764
Plus effect of dilutive securities:
Employee stock options	115	7	112	13
Weighted-average shares and assumed conversions
(denominator for diluted earnings per share)	15,409	15,776	15,405	15,777
Basic earnings per share	$0.14	$0.35	$0.43	$0.61
Diluted earnings per share	$0.13	$0.35	$0.43	$0.61

For the three months ended June 30, 2008 and 2007, outstanding employee stock options of 73,536, and 926,117, respectively, and for the six months ended June 30, 2008 and 2007, outstanding employee stock options of, 79,184 and 882,457, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

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

Valuation of Investments—For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

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

	June 30, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Invested assets:
Fixed maturity securities available-for-sale	$24,142	$312,527	$–	$336,669
Total	$24,142	$312,527	$–	$336,669

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis—As allowed under FSP 157-2, as of January 1, 2008, we have elected not to fully adopt SFAS No. 157 and are deferring adoption for certain nonfinancial assets and liabilities until January 1, 2009.  On our balance sheet, this deferral would apply to goodwill.  As of June 30, 2008, $1.3 million of goodwill was recorded on the balance sheet.

 11.           REGULATORY EVENTS

On March 19, 2007, the Company received a Notice of Intent to Issue Order to Return Excessive Profit (the “2007 Notice”) from the Florida Office of Insurance Regulation (the “Florida OIR”).  The 2007 Notice indicates on a preliminary basis that Florida OIR proposes to make a finding, following its review of data submitted by the Company on July 1, 2006 for accident years 2002, 2003 and 2004, that “Florida excessive profits” (as defined in Florida Statute Section 627.215) in the amount of $5,663,805 have been realized by the Company.  Florida excessive profits under the statute are required to be returned to policyholders under methods defined in the statute. Upon receipt of the 2007 Notice, and upon further review by the Company of the data previously submitted, the Company amended its filings with the Florida OIR responding to the 2007 Notice and amending the deductible expense items that are utilized in the calculation of Florida excessive profits. These filings amend and increase the expenses the Company believes are permitted by the statute in calculating Florida excessive profits.

The Company, through outside regulatory counsel, has submitted its amended filings to Florida OIR for the years 2002, 2003 and 2004. The amended filings report no Florida excessive profits for the reporting periods. In the event Florida OIR does not agree with the amended filings as submitted by the Company, there would be a disputed issue of material fact and law regarding the calculation of Florida excessive profits. The Company has preserved its right to an administrative hearing under the provisions of the 2007 Notice and Florida Statute Chapter 120 (the Florida Administrative Procedures Act). Under Chapter 120, the Company is entitled to a de novo proceeding on the issues described above.  If the administrative ruling is adverse to the Company, the Company would have further appellate rights to the District Court of Appeal.  Management of the Company believes, in part based on advice from legal counsel, that Florida excessive profits were not, in fact, earned in Florida for the years 2002, 2003, and 2004.

The Company has also received a Notice of Intent to Issue Order to Return Excess Profit dated May 19, 2008 (the “2008 Notice”) from the Florida OIR.  The Notice indicates on a preliminary basis that Florida OIR proposes to make a finding, following its review of data submitted by the Company on June 22, 2007 for accident years 2003, 2004 and 2005 that Florida excessive profits in the amount of approximately $11.7 million have been realized by the Company and are required to be returned to policyholders.

The Company believes, in part based on advice from legal counsel, that the formulation used by Florida OIR in computing Florida excessive profits is not the only one permitted by Florida law.  On May 22, 2008, the Company amended its previously filed returns to include additional items deductible in calculating Florida excessive profits.  Both the original filing and the amended filing reflect that there were no Florida excessive profits for the applicable reporting periods.

On June 9, 2008, the Company’s insurance subsidiaries, AmCOMP Assurance and AmCOMP Preferred through counsel, filed a Petition For Administrative Hearing Involving Disputed Issues of Fact (the “Petition”) with the Florida OIR, challenging Florida OIR’s 2008 Notice.  In the Petition, AmCOMP has asked, among other things, that the Petition be referred to the Florida Division of Administrative Hearings for assignment of an administrative law judge in order to conduct a proceeding involving the matters set forth in the 2008 Notice, and that such administrative law judge recommend that Florida OIR withdraw or rescind its 2008 Notice or otherwise find that AmCOMP does not owe any excessive profits for accident years 2003, 2004 and 2005.  As the 2008 Notice was issued on a preliminary basis, AmCOMP will not be required to return the allegedly excessive profits unless required to do so upon the conclusion of the above proceedings.  There can be no assurance that the Division of Administrative Hearings will refer the Petition for assignment to an administrative law judge or that an administrative law judge will accept AmCOMP’s position.

On June 29, 2008, the Company made its annual filing related to Florida excessive profits with the Florida OIR for the accident years 2004, 2005 and 2006.  The basis of preparation of the Company’s filing was consistent with that of previous years’ filings and the Company’s interpretation of applicable law.  As explained above, the Florida OIR is using a different formulation than the Company in calculating the amount of excessive profits realized by the Company, and it may be expected to object to the Company’s basis of preparation.As of June 30, 2008 and December 31, 2007, $0.5 million was accrued for Florida excessive profits.

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

The Board of Directors of the Company and Employers each approved the entry into the Merger Agreement.  The Merger Agreement and related transactions are subject to the approval of the Company's stockholders, the receipt of other material regulatory approvals, including from the Florida OIR, and certain other customary closing conditions.

In connection with its consideration and approval of the merger, the Board of Directors of the Company received a written opinion, dated January 10, 2008, from Raymond James & Associates, Inc. (“Raymond James”), as to the fairness to its stockholders, from a financial point of view and as of the date of the opinion, of the $12.50 per share merger consideration.  Raymond James received a $350,000 fee, included in underwriting and acquisition expenses for the six months ended June 30, 2008, for services rendered in connection with delivery of the fairness opinion provided to the Company, plus reimbursement of out-of-pocket expenses. This fee was payable even if Raymond James concluded the merger consideration was not fair to the Company. The Company has also agreed to pay Raymond James approximately $2.3 million as an advisory fee for services in connection with the merger, which is contingent upon the closing of the merger. The Company also agreed to indemnify Raymond James against certain liabilities, including liabilities under the federal securities laws.

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

In addition, provided that such Executive remains employed by the Company on a date that is  60 days after the effective time of the merger, or is terminated by the Company or Employers other than due to death, disability or for cause at any time following the closing of the merger, then in lieu of payments set forth in Section 7(c) of such Executive’s employment agreement, Employers will pay or will cause the Company to pay to such Executive 18 months of severance pay, each monthly payment in an amount equal to the sum of (i) one-sixth of annual salary in the case of Ms. Cerre-Ruedisili, and one-eighth of annual salary in the case of Mr. Gursahaney, each as in effect immediately prior to such termination and (ii) one-twelfth of the amount of incentive compensation and bonuses approved and accrued for such Executive in respect of the most recent fiscal year preceding such termination. The Executives will also be entitled to continued eligibility to participate in any medical and health plans or other employee welfare benefit plans that may be provided by the Company for its senior executive employees for 18 months following the date that is 60 days after the effective time of the merger.

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

In addition, all outstanding stock options will fully vest upon a successful closing of the merger.

On March 4, 2008, a purported class-action complaint was filed in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, on behalf of Broadbased Equities, an alleged stockholder of the Company, and all others similarly situated. The complaint, which names as defendants the Company, the Company’s directors Fred R. Lowe, Debra Cerre-Ruedisili, Sam A. Stephens, Paul B. Queally, Donald C. Stewart and Spencer L. Cullen, Jr., and Employers, asserts claims related to the proposed transaction with Employers for breaches of fiduciary duty and, in the case of Employers, aiding and abetting such breaches, in connection with the directors’ determination to sell the Company.  The complaint seeks a declaratory judgment that the defendants have breached their fiduciary duties to plaintiff and the purported class members and/or, in the case of Employersaided and abetted such breaches, compensatory and/or rescissory damages, as well as pre and post-trial interest, as allowed by law, and the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees and other costs. The Company believes that these claims are without merit and is vigorously defending this action, and therefore, no provision for this litigation has been made in the current financial statements.

In contemplation of a potential settlement of the action, we agreed to make certain additional disclosures to our stockholders in our proxy materials.  We have also entered into an amendment to the Merger Agreement to provide that the termination fee payable to Parent would be reduced from $8.0 million to $5.0 million in cash in certain circumstances.

On May 8, 2008, the parties entered into a memorandum of understanding providing for a settlement of the litigation in accordance with the terms described above.  Under the memorandum of understanding, the parties will, subject to certain conditions, enter into and seek court approval for a stipulation of settlement.  There can be no assurance that any stipulation will be approved by the court.  Any potential settlement will not affect the amount of merger consideration to be paid to stockholders of the Company in the merger or, other than the amendment of the provisions regarding payment of the termination fee referenced above, any other terms of the Merger Agreement.

On May 27, 2008, the Company postponed the special meeting of stockholders to vote on the proposed merger with Employers and Merger Sub in order to give the Company additional time to address the issues raised by the 2008 Notice. The Company will provide information on the new date for the special meeting of stockholders promptly after it has been scheduled.

Any person wishing to acquire control of the Company or any substantial portion of its outstanding shares would first be required to obtain the approval of the Florida OIR.  In connection with the proposed merger, Employers has filed a Form A with the Florida OIR requesting the required approvals, which request is currently pending.  The original “deemer” date applicable to the Florida OIR’s review of Employers’ application i.e., the date on which such filing would be deemed approved absent action to the contrary, was June 20, 2008, but has since been extended twice.  The current “deemer” date is the close of business on October 31, 2008. The Company does not believe that the Employers’ Form A will be approved, unless the Company and the Florida OIR reach agreement on the amounts, if any, of excessive profits realized by the Company for some or all of the 2002-2006 accident years.

13.           SUBSEQUENT EVENT

On August 6, 2008, the Company and its insurance subsidiaries entered into a formal settlement agreement with the plaintiff, Insurance Commissioner of the Commonwealth of Pennsylvania as liquidator for Reliance Insurance Company.  This agreement settles all outstanding issues in the preference litigation described in Case No. 2003-CA010663XX0CAI, Circuit Court Palm Beach County, Florida (the “Florida lawsuit”).  Under the terms of the settlement, the Company will pay to the liquidator, within 30 days from the date of the execution of the settlement agreement, the sum of $930,000, as settlement and payment in full for any and all claims or causes of action (including but not limited to claims involving alleged preferential transfers) which the liquidator and Reliance Insurance Company have or may claim to have against the Company and its insurance subsidiaries.  Upon payment of this settlement amount, the Company is released and discharged from any further claims and obligations to Reliance Insurance Company and the liquidator.  The Florida lawsuit against the Company will also be dismissed with prejudice upon payment of the settlement amount.  As described in Note 6 – Commitments and Contingencies, the original accrued liability for this litigation exceeded the final settlement amount; the accrual was reduced to the anticipated settlement amount in the second quarter in anticipation of the settlement.  Under the settlement, the Company’s claim for reinsurance payments which remain due from Reliance Insurance Company as filed in the Reliance liquidation estate shall remain pending and will be processed by the liquidator.  There are no representations or guarantees by the liquidator regarding the amount, if any, to be ultimately received by the Company as a distribution from the estate for such claim.

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

Overview

AmCOMP Incorporated, a Delaware corporation, is a holding company engaged through its wholly-owned subsidiaries, including AmCOMP Preferred and AmCOMP Assurance, in the workers’ compensation insurance business.  Our long-term source of consolidated earnings is principally the income from our workers’ compensation insurance business and investment income from our investment portfolio.  Workers’ compensation insurance provides coverage for the statutorily prescribed wage replacement and medical care benefits that employers are required to make available to their employees injured in the course of employment.  We are licensed as an insurance carrier in 29 states and the District of Columbia, but currently focus our resources in 17 states that we believe provide the greatest opportunity for near-term profitable growth.

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

Results of Operations

Financial information relating to our unaudited Consolidated Financial Results for the three and six month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (decrease) 2008 over			Increase (decrease) 2008 over
	2008	2007	2007	2008	2007	2007
	(Dollars in thousands)			(Dollars in thousands)
Selected Financial Data:
Gross premiums written	$39,459	$50,902	(22.5)%	$103,158	$126,481	(18.4)%
Net premiums written	37,910	49,965	(24.1)%	100,111	125,035	(19.9)%
Gross premiums earned	49,958	57,359	(12.9)%	103,705	118,546	(12.5)%

Net premiums earned	48,409	55,424	(12.7)%	100,658	114,637	(12.2)%
Net investment income	5,068	4,941	2.6%	10,377	9,803	5.9%
Net realized investment loss	(82)	(212)	(61.3)%	(180)	(212)	(15.1)%
Other income	20	18	11.1%	35	48	(27.1)%
Total revenue	53,415	60,171	(11.2)%	110,890	124,276	(10.8)%
Loss and loss adjustment expenses	31,206	26,188	19.2%	58,762	61,106	(3.8)%
Policy acquisition expenses	8,631	11,478	(24.8)%	18,696	20,681	(9.6)%
Underwriting and other expenses	7,991	6,672	19.8%	17,925	17,365	3.2%
Dividends to policyholders	1,855	6,357	(70.8)%	4,224	8,598	(50.9)%
Interest expense	648	901	(28.1)%	1,455	1,855	(21.6)%
Federal and state income taxes	1,016	3,048	(66.7)%	3,280	5,124	(36.0)%
Net Income	$2,068	$5,527	(62.6)%	$6,548	$9,547	(31.4)%

Key Financial Ratios:
Net loss ratio	64.5%	47.3%		58.4%	53.3%
Policy acquisition expense ratio	17.8%	20.7%		18.6%	18.0%
Underwriting and other expense ratio	16.5%	12.0%		17.8%	15.1%
Net combined ratio, excluding
policyholder dividends	98.8%	80.0%		94.8%	86.4%
Dividend ratio	3.8%	11.5%		4.2%	7.5%
Net combined ratio, including
policyholder dividends	102.6%	91.5%		99.0%	93.9%
Return on equity	5.1%	15.2%		8.1%	13.4%

Gross premiums written decreased $11.4 million, or 22.5% for the three months ended June 30, 2008 as compared to the same period in 2007.  Direct premiums written decreased $10.7 million, while assumed premiums written decreased $0.7 million.  Direct premiums written decreased due to decreases in writings in Florida ($5.5 million), Indiana ($2.0 million), Texas ($1.4 million), Wisconsin ($0.7 million), Virginia ($0.6 million), and North Carolina ($0.6 million), combined with other smaller changes.  The decrease in Florida premiums is the result of the 18.4% rate decrease in 2008, and a reduction in construction-related payrolls, while the number of in-force policies as of June 30, 2008 from June 30, 2007 remained relatively flat.  Overall, there was only a slight decrease in the number of in-force policies from June 30, 2007 to June 30, 2008.  The average written premium per in-force policy decreased 12.4% from June 30, 2007 to June 30, 2008.  The decrease in assumed premiums written is the result of decreases in North Carolina, Indiana, Virginia, and South Carolina premiums assumed through involuntary pools, combined with smaller changes in other states.  Such increases or decreases in premiums assumed from involuntary pools are the result of changes in the total written premiums in the pool and/or a change in the Company’s premiums as a percentage of total premiums written in the state for the same line of business.

Gross premiums written decreased $23.3 million, or 18.4% for the six months ended June 30, 2008 as compared to the same period in 2007.  Direct premiums written decreased $22.2 million, while assumed premiums written decreased $1.1 million.  Direct premiums written decreased due to decreases in writings in Florida ($15.8 million), Texas ($3.3 million), Indiana ($2.1 million), Georgia ($1.3 million), and North Carolina ($1.3 million) offset by an increase in Illinois ($1.4 million), combined with other smaller changes.  The decrease in Florida premiums is the result of the 18.4% rate decrease in 2008, and a reduction in construction-related payrolls.  The decrease in assumed premiums written is the result of decreases in Indiana, North Carolina, South Carolina, and Virginia premiums assumed through involuntary pools, combined with smaller changes in other states.  Such increases or decreases in premiums assumed from involuntary pools are the result of changes in the total written premiums in the pool and/or a change in the Company’s premiums as a percentage of total premiums written in the state for the same line of business.

Net premiums written decreased $12.1 million, or 24.1% for the three months ended June 30, 2008 as compared to the same period in 2007.  This decrease is the result of the decrease in gross premiums written, combined with an increase in ceded premiums written of $0.6 million.  The increase in ceded premiums written is the result of a change in the 2007 ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis in 2006, which resulted in reduced 2007 ceded premiums written.  The retention in our 2008 and 2007 excess-of-loss treaties was unchanged at $2.0 million.

Net premiums written decreased $24.9 million, or 19.9% for the six months ended June 30, 2008 as compared to the same period in 2007.  This decrease is the result of the decrease in gross premiums written, combined with an increase in ceded premiums written of $1.6 million.  The increase in ceded premiums written is the result of a change in the 2007 ceded reinsurance agreement to ceding on an earned basis from ceding on a written basis in 2006, which resulted in reduced 2007 ceded premiums written.

Gross premiums earned decreased $7.4 million, or 12.9% for the three months ended June 30, 2008 as compared to the same period in 2007.  This decrease is primarily the result of decreases in direct earned premiums, with the largest decreases being in Florida ($3.9 million), Indiana ($2.0 million), and Texas ($1.1 million), combined with other smaller changes in other states.  Assumed premiums earned also decreased by $0.5 million, as a result of the decrease in assumed premiums written.

Gross premiums earned decreased $14.8 million, or 12.5% for the six months ended June 30, 2008 as compared to the same period in 2007.  This decrease is primarily the result of decreases in direct earned premiums, with the largest decreases being in Florida ($11.0 million), Indiana ($2.8 million), and Texas ($1.5 million), combined with off-setting smaller changes in other states.  Assumed premiums earned also decreased by $0.9 million, as a result of the decrease in assumed premiums written.

Net premiums earned decreased $7.0 million, or 12.7% for the three months ended June 30, 2008 as compared to the same period in 2007. This decrease is primarily the result of the decrease in gross premiums earned.  The change in gross premiums earned was partially offset by a $0.4 million decrease in ceded premiums earned.  Ceded premiums earned are calculated as a percentage of direct premiums earned, and decreased as a result of the decrease in direct premiums earned. The ceded reinsurance premiums rates decreased slightly to 3.0% in 2008 from 3.2% in 2007.

Net premiums earned decreased $14.0 million, or 12.2% for the six months ended June 30, 2008 as compared to the same period in 2007. This decrease is primarily the result of the decrease in gross premiums earned.  The change in gross premiums earned was partially offset by a $0.9 million decrease in ceded premiums earned.  Ceded premiums earned are calculated as a percentage of direct premiums earned, and decreased as a result of the decrease in direct premiums earned.

The table below sets forth the calculation of net premiums earned and this amount as a percentage of gross premiums earned:

	For the Three	Percent of	For the Three	Percent of	For the Six	Percent of	For the Six	Percent of
	Months Ended	Gross	Months Ended	Gross	Months Ended	Gross	Months Ended	Gross
	June 30,	Premiums	June 30,	Premiums	June 30,	Premiums	June 30,	Premiums
	2008	Earned	2007	Earned	2008	Earned	2007	Earned
	(Dollars in thousands)				(Dollars in thousands)
Gross premiums earned	$49,958	100.0%	$57,359	100.0%	$103,705	100.0%	$118,546	100.0%
Excess reinsurance premiums	(1,549)	(3.1%)	(1,935)	(3.4%)	(3,047)	(2.9%)	(3,880)	(3.3%)
Quota share reinsurance premiums	–	0.0%	–	0.0%	–	0.0%	(29)	0.0%
Net premiums earned	$48,409	96.9%	$55,424	96.6%	$100,658	97.1%	$114,637	96.7%

Net investment income increased $0.1 million or 2.6% for the three months ended June 30, 2008 as compared to the same period in 2007. The increase is primarily attributable to a 2.5% increase in the average balance of invested assets for the three months ended June 30, 2008 as compared to the same period in 2007.  The additional funds available for investment were provided by cash generated from operating activities.

Net investment income increased $0.6 million or 5.9% for the six months ended June 30, 2008 as compared to the same period in 2007. The increase is attributable to a 2.6% increase in the average balance of invested assets for the six months ended June 30, 2008 as compared to the same period in 2007.  The additional funds available for investment were provided by cash generated from operating activities.  Additionally, the current yield increased to 5.2% as of June 30, 2008 from 4.7% at June 30, 2007.

Losses and loss adjustment expenses increased $5.0 million, or 19.2% for the three months ended June 30, 2008 as compared to the same period in 2007. Loss and loss adjustment expenses were 64.5% and 47.3% of net premiums earned for the three months ended June 30, 2008 and 2007, respectively.  These changes are the result of two factors.  First, there was a reduction in the redundancies reported in the three months ended June 30, 2008 as compared to the same period in 2007. Reflected in our losses and LAE in the three months ended June 30, 2008 is a $6.7 million redundancy, net of reinsurance, for years prior to 2008.  Excluding business assumed from state mandated pools, the redundancy in the three months ended June 30, 2008 was attributable to prior year reserve decreases in Florida ($2.4 million), Tennessee ($2.3 million), North Carolina ($1.9 million), Georgia ($1.1 million), and Illinois ($1.0 million), offset by a deficiency in Indiana ($2.1 million), combined with less significant changes in several other states.  The accident years with the largest redundancies were 2006 ($4.0 million), 2007 ($1.0 million) and 2004 ($1.0 million).  The redundancy for the three months ended June 30, 2008 was less than the redundancy of $13.0 million for the comparable period in 2007.  Second, loss and loss adjustment expenses increased as a result of an increase in the current net accident year loss ratio.  The current net accident year loss ratio, excluding business assumed from state mandated pools and adjusting and other expense, increased to 68.7% for the six months ended June 30, 2008 from 63.3% for the three months ended March 31, 2008.  In 2007, the current net accident year loss ratio, excluding business assumed from state mandated pools and adjusting and other expense, increased to 66.2% for the six months ended June 30, 2007 from 65.2% for the three months ended March 31, 2007.  Additionally, adjusting and other expense was 3.9% of net premiums earned for the three months ended June 30, 2008, up from 3.8% for the comparable period in 2007.

Losses and loss adjustment expenses decreased $2.3 million, or 3.8% for the six months ended June 30, 2008 as compared to the same period in 2007. Loss and loss adjustment expenses were 58.4% and 53.3% of net premiums earned for the six months ended June 30, 2008 and 2007, respectively.  These changes are the result of a three factors.  First, there was a reduction in the redundancies reported in the six months ended June 30, 2008 as compared to the same period in 2007. Reflected in our losses and LAE in the six months ended June 30, 2008 is a $13.5 million redundancy, net of reinsurance, for years prior to 2008.  Excluding business assumed from state mandated pools, the redundancy in the six months ended June 30, 2008 was attributable to prior year reserve decreases in Florida ($4.1 million), Tennessee ($3.3 million), North Carolina ($2.8 million), Georgia ($1.7 million), Illinois ($1.2 million), and Texas ($1.0 million), offset by an increase in Indiana ($1.7 million), combined with less significant decreases in several other states.  The accident years with the largest redundancies were 2006 ($5.9 million), 2007 ($3.3 million), 2005 ($2.1 million) and 2004 ($1.3 million).  The redundancy for the six months ended June 30, 2008 was less than the redundancy of $18.9 million for the comparable period in 2007.  Second, loss and loss adjustment expenses increased as a result of an increase in the current net accident year loss ratio.  The current net accident year loss ratio, excluding business assumed from state mandated pools and adjusting and other expense, increased to 68.7% for the six months ended June 30, 2008 from 66.2% for the six months ended June 30, 2007.  Third, loss and loss adjustment expenses decreased as a result of the decrease in net premiums earned discussed above.  Additionally, adjusting and other expense was 3.9% of net premiums earned for the six months ended June 30, 2008, down from 4.5% for the comparable period in 2007.

Policy acquisition expenses decreased $2.8 million, or 24.8% for the three months ended June 30, 2008 as compared to the same period in 2007. Policy acquisition expenses decreased to 17.8% from 20.7% of net premiums earned for the three months ended June 30, 2008 and 2007, respectively.  This decrease is primarily the result of decreases in commissions ($1.3 million) and assessments ($1.5 million).  The decrease in commissions is the result of decreases in direct and assumed commissions due to decreases in premiums earned.  The decrease in the assessment expense is the result of the decrease in direct earned premiums, and a decrease in Georgia assessment expense.  During the three months ended June 30, 2008, there was a 34% decrease in the Georgia Subsequent Injury Trust Fund assessment rate.  During the three months ended June 30, 2007, Georgia assessments increased as a result of a 42% increase in Georgia Subsequent Injury Trust Fund assessment rate.  In addition, during the second quarter of 2008 there was also a decrease in the Georgia guarantee fund assessment to reduce the accrual to the Company’s current estimate of assessments to be made based on insolvencies.

Policy acquisition decreased $2.0 million, or 9.6% for the six months ended June 30, 2008 as compared to the same period in 2007.  This decrease is primarily the result of decreases in commissions ($0.7 million) and assessments ($1.1 million).  The decrease in commissions is the result of decreases in direct and assumed commissions.  The decrease in direct commissions is the result of a decrease in direct premiums earned, offset by a decrease to the commission accrual booked in the first six months of 2007.  The decrease in assumed commissions is the result of a decrease in assumed premiums earned.  The decrease in the assessment expense is the result of the decrease in direct earned premiums, and a decrease in Georgia assessment expense.  Georgia assessment expense decreased as a result of the Georgia Subsequent Injury Trust Fund assessment rate changes noted above and the current year decrease in the Georgia guarantee fund assessment.  These decreases in assessments were partially offset by an increase in South Carolina assessments.  In the first six months of 2007 the Company received notification that the unpaid portion of the South Carolina Second Injury Fund assessment would not be billed, which resulted in a $0.9 million expense reduction in 2007.  Policy acquisition expenses increased to 18.6% from 18.0% of net premiums earned for the six months ended June 30, 2008 and 2007, respectively.

Underwriting and other expenses increased $1.3 million, or 19.8% for the three months ended June 30, 2008 as compared to the same period in 2007. Underwriting and other expenses were 16.5% and 12.0% of net premiums earned for the three months ended June 30, 2008 and 2007, respectively.  The increase in underwriting and other expense is primarily attributable to an increase in bad debt expense, offset by other smaller changes.  The increase in bad debt expense is the result of a change in the second quarter of 2007 in the method used to determine the allowance for doubtful accounts.  The method used was refined to limit the impact that non-cash premium adjustments have on the allowance calculated, as such premium adjustments were already accounted for in the earned but unbilled premium calculation.

Underwriting and other expenses increased $0.6 million, or 3.2% for the six months ended June 30, 2008 as compared to the same period in 2007. Underwriting and other expenses were 17.8% and 15.1% of net premiums earned for the six months ended June 30, 2008 and 2007, respectively.  The increase in underwriting and other expense is primarily attributable to an increase in bad debt expense, offset by other smaller changes.   In the first six months of 2007 refinements were made to the allowance for bad debt calculation as discussed above and to increase the allowance to give consideration for balances less than 90 days old which may become uncollectible.  These refinements resulted in negative year-to-date bad debt expense as of June 30, 2007.

Dividends to policyholders decreased $4.5 million, or 70.8% for the three months ended June 30, 2008 as compared to the same period in 2007.  Dividends to policyholders were 3.8% and 11.5%, of net premiums earned for the three months ended June 30, 2008 as compared to the same period in 2007, respectively.  During the second quarter of 2007 the Company booked a $4.1 million Florida excess profits dividend accrual based on its statutory underwriting results pursuant to the applicable Florida statute and regulations.  (This accrual was later reversed in the third quarter of 2007.)  Excluding excess profits dividends, the decrease is primarily a result of a decrease in direct premiums earned.  Excluding excess profits dividends, the percentage of average direct premiums written in Florida on a dividend plan increased to 50.3% as of June 30, 2008 from 40.4% as of June 30, 2007.  The percentage of average direct premiums written in Wisconsin on a dividend plan increased to 91.0% as of June 30, 2008 from 88.5% as of June 30, 2007.  Excluding excess profits dividends, the company wide average direct premiums written on a dividend plan increased to 27.8% as of June 30, 2008 from 26.2% as of June 30, 2007.

Dividends to policyholders decreased $4.4 million, or 50.9% for the six months ended June 30, 2008 as compared to the same period in 2007.  Dividends to policyholders were 4.2% and 7.5%, of net premiums earned for the six months ended June 30, 2008 as compared to the same period in 2007, respectively.  The decrease in dividend expense is the result of the $4.1 million Florida excess profits dividend accrual booked in the second quarter of 2007 and a decrease in direct premiums earned.  Excluding excess profits dividends, the percentage of direct premiums written in Florida on a dividend plan increased to 51.3% as of June 30, 2008 from 38.9% as of June 30, 2007.  The percentage of direct premiums written in Wisconsin on a dividend plan increased to 90.8% as of June 30, 2008 from 88.9% as of June 30, 2007.  Excluding excess profits dividends, the company wide direct premiums written on a dividend plan increased to 27.9% as of June 30, 2008 from 25.5% as of June 30, 2007.

Interest expense decreased $0.3 million, or 28.1% for the three months ended June 30, 2008 as compared to the same period in 2007.  This decrease is primarily the result of a decrease in the weighted average interest rate on variable rate notes payable to 6.6% as of June 30, 2008 from 9.3% as of June 30, 2007.

Interest expense decreased $0.4 million, or 21.6% for the six months ended June 30, 2008 as compared to the same period in 2007.  This decrease is primarily the result of a decrease in the weighted average interest rate on variable rate notes payable.

Federal and state income taxes decreased $2.0 million, or 66.7% for the three months ended June 30, 2008 as compared to the same period in 2007.  Federal and state income taxes were 32.9% and 35.5% of pre-tax income for the three months ended June 30, 2008 and 2007, respectively.  The decrease in tax expense is primarily a result of a decrease in pre-tax income.  The decrease in the effective rate is primarily due to an increase in tax-exempt interest expense as a percentage of pre-tax income, partially offset by an increase in non-deductible meals and entertainment as a percentage of pre-tax income.  As pre-tax income decreased in the three months ended June 30, 2008 from the comparable period in 2007, these items increased as a percentage of pre-tax income.

Federal and state income taxes decreased $1.8 million, or 36.0% for the six months ended June 30, 2008 as compared to the same period in 2007.  Federal and state income taxes were 33.4% and 34.9% of pre-tax income for the six months ended June 30, 2008 and 2007, respectively.  The decrease in tax expense is primarily a result of a decrease in pre-tax income.  The decrease in the effective rate is primarily due to an increase in tax-exempt interest expense as a percentage of pre-tax income, as a result of the decrease in pre-tax income.

Net income decreased $3.5 million or 62.6% for the three months ended June 30, 2008 as compared to the same period in 2007.  A decrease in net premiums earned of $7.0 million, an increase in loss and LAE of $5.0 million, and an increase in underwriting and other expenses of $1.3 million, offset by a decrease in dividends to policyholders of $4.5 million, a decrease in policy acquisition expenses of $2.8 million, and a decrease in federal and state income taxes of $2.0 million, primarily comprised the change.

Net income decreased $3.0 million or 31.4% for the six months ended June 30, 2008 as compared to the same period in 2007.  A decrease in net premiums earned of $14.0 million, offset by a decrease in dividends to policyholders of $4.4 million, a decrease in loss and LAE of $2.3 million, a decrease in policy acquisition expenses of $2.0 million, and a decrease in federal and state income taxes of $1.8 million, primarily comprised the change.

Return on Equity - Our annualized return on equity for the three months ended June 30, 2008 and 2007 is 5.1% and 15.2%, respectively.

Our annualized return on equity for the six months ended June 30, 2008 and 2007 is 8.1% and 13.4%, respectively.

The Company’s financial results also have been negatively affected by the pending merger with Employers.  Significant efforts were made by the Company and Employers to educate agents, insureds and employees, to allow for a smooth transition following the pending sale of the Company.  The uncertainty of timing of the merger has interfered with the performance of agents and employees and has affected the perceptions of the Company by insureds and potential insureds.  This has had a negative impact on the Company’s ability to efficiently and effectively market its products and has been a significant factor in the reported decline in net premiums earned.  In addition, the Company has incurred documented out-of-pocket expenses in excess of $1.0 million related to the pending merger, consisting of legal, investment banking, other professional fees and filing fees, as well as unquantified internal costs.

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

Liquidity

The primary source of cash flow for Pinnacle Benefits and Pinnacle Administrative is service fees paid by our insurance subsidiaries. Our insurance subsidiaries’ primary cash sources are insurance premiums, investment income and the proceeds from the sale, redemption or maturity of invested assets. The cash requirements of the insurance subsidiaries are primarily for the payment of losses and LAE, dividends, guaranty fund and second-injury fund assessments, commissions, reinsurance premiums, premium taxes, services fees, interest on surplus notes and purchase of investment securities. We maintain cash reserves to meet our obligations that comprise current outstanding loss and LAE, reinsurance premiums, interest payments on notes payable, and administrative expenses. Due to the uncertainty regarding the timing and amount of settlement of unpaid losses, the liquidity requirements of the insurance subsidiaries vary. The insurance subsidiaries’ investment guidelines and investment portfolio take into account historical payout patterns. If loss payments were to accelerate beyond our ability to fund them from current operating cash flows, we would need to liquidate a portion of our investment portfolio and/or arrange for financing. For example, several catastrophic injuries occurring in a relatively short period of time could cause such a liquidity strain. Our insurance subsidiaries have historically purchased excess reinsurance to mitigate the effects of large losses and to help stabilize liquidity. These reinsurance agreements require initial outlays of reinsurance premiums, based on premiums written, which is in advance of our receipt of cash premiums, and the reinsurers reimburse us after losses and LAE are paid by us. These reinsurance agreements exclude coverage for losses arising out of terrorism and nuclear, biological and chemical attacks.

Capital Resources

We have historically met our cash requirements and financed our growth principally from operations, the proceeds of borrowings, investment income and in 2006 the initial public offering completed February 10, 2006 for $48.0 million. Cash flow is summarized in the table below.

	For the Six Months
	Ended June 30,
	2008	2007
	(Dollars in Thousands)
Cash and cash equivalents (used in) provided by:
Operating activities	$(466)	$11,491
Investing activities	(14,111)	(18,491)
Financing activities	(970)	(802)
Change in cash and cash equivalents	$(15,547)	$(7,802)

Reinsurance

We have historically operated with a limited amount of capital and, as a result, have made extensive use of the reinsurance market to maintain our net exposures within our capital resources. We have ceded premiums and losses to unaffiliated insurance companies under quota share, excess of loss and catastrophe reinsurance agreements. We evaluate the financial condition of our reinsurers and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. However, we remain obligated for amounts ceded irrespective of whether the reinsurers meet their obligations. We ceded a high percentage of our premiums and the associated losses prior to July 1, 2004. A failure of one of our reinsurers to pay could have a significant adverse effect on our capital and our financial condition and results of operations. At June 30, 2008 and December 31, 2007, reinsurance recoverables on paid and unpaid losses and LAE were $63.8 million and $67.8 million, respectively. Our largest recoverable from a single reinsurer as of  June 30, 2008 was $29.0 million owed to us by Continental Casualty Company, a subsidiary of CNA Financial Corporation, representing 17.7% of our total stockholders’ equity as of that date. Of the $29.0 million, $0.7 million was the current recoverable on paid losses. The balance of $28.3 million is recoverable from Continental Casualty Company on losses that may be paid by us in the future and therefore is not currently due. The unpaid losses will become current as we pay the related claimants.

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

We may sell securities due to changes in the investment environment, our expectation that fair value may deteriorate further, our desire to reduce our exposure to an issuer or an industry and changes in the credit quality of the security. In addition, depending on changes in prevailing interest rates, our investment strategy may shift toward long-term securities, and we may adjust that portion of our investment portfolio that is held-to-maturity rather than available-for-sale. Except for recognizing other-than-temporary impairments, our held-to-maturity portfolio is carried at amortized cost because we have the ability and intent to hold those securities to maturity. As of June 30, 2008 and December 31, 2007, 77.6% and 77.9%, respectively, of our entire portfolio was classified as available-for-sale.

The amount and types of investments that may be made by our insurance subsidiaries are regulated under the Florida Insurance Code and the rules and regulations promulgated by the Florida OIR.  As of June 30, 2008 and December 31, 2007, our insurance subsidiaries’ combined portfolio consisted entirely of investment grade fixed-income securities.  As of June 30, 2008, our investments (excluding cash and cash equivalents) had an average duration of 4.2 years, and the bond portfolio was heavily weighted toward short- to intermediate-term securities.

Our insurance subsidiaries employ Regions Bank to act as their independent investment advisor.  Regions Bank follows the insurance subsidiaries’ written investment guidelines based upon strategies approved by our insurance subsidiaries’ boards of directors.  Our insurance subsidiaries have no investments in common stock (other than AmCOMP Preferred’s investment in AmCOMP Assurance and certain institutional money market accounts), preferred stock, real estate, asset-backed securities (other than mortgage-backed) or derivative securities.  Additionally, the Company had no subprime or auction rate securities exposure at June 30, 2008.

In early 2008, several bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies.  As the Company has traditionally not relied upon bond insurers for credit rating but instead bought bonds with underlying ratings that are considered investment grade, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing bond insurers.

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

The table below contains information concerning the composition of our investment portfolio at June 30, 2008:

	Carrying Amount (1)	Yield to Maturity	Percentage of Carrying Amount (1)
	(Dollars in thousands)
Bonds:(2)
U.S. Treasury securities	$24,142	3.1%	5.4%
Agencies	23,988	4.9	5.3
Municipalities(3)	85,124	4.9	19.0
Corporate “A” rated and above	126,244	5.1	28.1
Corporate “BBB”/“Baa” rated	16,347	5.5	3.7
Mortgage-backed securities	158,205	5.5	35.2
Total Bonds	$434,050	5.1%	96.7%
Cash and cash equivalents	15,144	2.3	3.3
Total	$449,194	5.0%	100.0%

(1)
Carrying amount is amortized cost for bonds held-to-maturity.  Carrying value is fair value for bonds available-for-sale.  As of June 30, 2008, $336.7 million of our bonds was classified as available-for-sale and $97.4 million was classified as held-to-maturity.

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

(3)
The municipal bonds’ yields to maturity have been shown on a tax-equivalent basis.  The tax impact was 1.3% on the yield to maturity for municipal bonds and 0.2% on the yield to maturity for total cash and investments.

The table below sets forth the maturity profile of our bond portfolio at amortized cost and fair values as of June 30, 2008 (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Years to maturity (1) :
One or less	$45,136	$45,342	$–	$–
After one through five	117,611	117,372	–	–
After five through ten	107,825	107,139	–	–
After ten	4,964	5,992	–	–
Mortgage-backed securities	61,195	60,824	97,381	97,379
Total	$336,731	$336,669	$97,381	$97,379

(1)	Based on the stated maturities of the securities. Actual maturities may differ as obligors may have the right to call or prepay obligations.

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

The following table summarizes, for all fixed maturity securities in an unrealized loss position at June 30, 2008, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position (in thousands):

		Unrealized	Number of
	Fair Value	Losses	Issues
Less than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	–	–	–
Municipalities	47,165	(441)	24
Corporate debt securities	58,663	(1,030)	35
Mortgage-backed securities	78,041	(1,148)	30
Total	$183,869	$(2,619)	89

Greater than 12 months:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	–	–	–
Corporate debt securities	15,466	(820)	10
Mortgage-backed securities	8,648	(223)	7
Total	$28,115	$(1,057)	18

Total fixed maturity securities:
U.S. Treasury securities	$–	$–	–
Agency	4,001	(14)	1
Municipalities	47,165	(441)	24
Corporate debt securities	74,129	(1,850)	45
Mortgage-backed securities	86,689	(1,371)	37
Total fixed maturity securities	$211,984	$(3,676)	107

At June 30, 2008, there were no investments in fixed maturity securities with individual material unrealized losses.   One other-than-temporary impairment totaling $0.1 million was recorded on an investment during the six months ended June 30, 2008.  Substantially all the unrealized losses on the fixed maturity securities are interest rate related.

We believe our future cash flow generated by operations and our cash and investments will be sufficient to fund continuing operations, service our outstanding obligations and provide for required capital expenditures for at least the next 12 months.

Litigation

AmCOMP along with AmCOMP Preferred and AmCOMP Assurance are collectively defendants in an action commenced in Florida by the Insurance Commissioner of Pennsylvania, acting in the capacity as liquidator of Reliance Insurance Company.  The complaint in this action alleges that preferential payments were made by Reliance Insurance Company under the formerly existing reinsurance agreement with AmCOMP Preferred and AmCOMP Assurance and seeks damages in the amount of approximately $2.3 million.  AmCOMP, along with AmCOMP Preferred and AmCOMP Assurance, has filed a response and has made various motions addressed to these complaints.  The Company, based on the advice of counsel, believes that it has a variety of factual and legal defenses, including but not limited to a right of offset related to the statement of claim filed by the Company and AmCOMP Preferred in the Reliance Insurance Company liquidation proceeding for the recovery of approximately $7.8 million under the reinsurance agreement.  However, on November 14, 2007 the trial court in Florida granted the plaintiff liquidator’s motion for partial summary judgment, finding that the approximate $2.3 million in payments were “preferential” under Pennsylvania law.  This order is not yet a final, appealable order under Florida law.  There are a number of remaining issues, including AmCOMP’s affirmative defenses, which must be determined by the court before a final order or judgment could be entered.  Although the ultimate results of these legal actions and related claims (including any future appeals) are uncertain, the Company had accrued liabilities of $0.9 million and $1.2 million, as of June 30, 2008 and December 31, 2007, respectively, which are included in accounts payable and accrued expenses, related to those matters.  The decrease in the accrual is the result of the Company’s further analysis of the amount at which this matter may be resolved.

Other

In August 1998, in an effort to expand its customer base, AmCOMP began selling insurance policies for a third party insurance company. This arrangement included insurance policies with effective dates of August 1, 1998 through November 1, 2000.  Pinnacle Administrative performed marketing, underwriting, loss prevention and other administrative functions, and Pinnacle Benefits provided claim adjusting services, including the payment of claims, related to these policies. Included in other assets at June 30, 2008 is approximately $2.1 million in loss and LAE payments on the administered business that is currently due from the third-party insurer.  Management is currently in discussion with the insurer regarding payment, and expects to recover the balance due.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  This interpretation was adopted by the Company on January 1, 2008. We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS No. 159 had no impact on our financial position or results of operations.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement shall be effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

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

Interest Rate Risk

Investments.  Our investment portfolio consists primarily of debt securities, of which 77.6% was classified as available-for-sale as of June 30, 2008.  The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration.  As of June 30, 2008, our investments (excluding cash and cash equivalents) had an average duration of 4.2 years.  Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio.  The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates.  As interest rates rise, the fair value of our fixed-income portfolio falls, and the converse is also true.  We expect to manage interest rate risk by instructing our investment manager to select investments consistent with our investment strategy based on characteristics such as duration, yield, credit risk and liquidity.

Credit Facility and Third Party Surplus Notes.  Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under our bank credit facilities and our insurance subsidiaries’ surplus notes issued to unaffiliated third parties. The interest rates we pay on these obligations increase or decrease with changes in LIBOR.

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

For invested assets, we use modified duration modeling to calculate changes in fair values.  Durations on invested assets are adjusted for call, put, and interest rate reset features.  Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities.  Invested asset portfolio durations are calculated on a fair value weighted basis, including accrued investment income, using holdings as of June 30, 2008.

The following table summarizes the estimated change in fair value on our fixed maturity portfolio including cash equivalents based on specific changes in interest rates:

Change in Interest Rates	Estimated Increase (Decrease) in Fair Value	Estimated Percentage Increase (Decrease) in Fair Value
June 30, 2008:	(Dollars in thousands)

300 basis point rise	$(49,556)	(11.7%)
200 basis point rise	(33,040)	(7.8%)
100 basis point rise	(16,162)	(3.8%)
50 basis point decline	7,003	1.7%
100 basis point decline	13,251	3.1%

The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $16.2 million or 3.8% based on a 100 basis point increase in interest rates as of June 30, 2008.  This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and cash equivalents, which constituted approximately 96.6% of our total invested assets as of June 30, 2008.

Interest expense would also be affected by a hypothetical change in interest rates.  As of June 30, 2008, we had $35.6 million in variable rate debt obligations.  Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $0.4 million, a 200 basis point increase would increase interest expense by approximately $0.7 million and a 300 basis point increase would increase interest expense by approximately $1.1 million.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“FAS 91”), issued by the FASB, which requires amortization adjustments for mortgage backed securities.  The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline).  The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value.  As of June 30, 2008, the par value of our mortgage backed securities holdings was $158.5 million.  Amortized cost divided by par value equates to an average price of 100.1% of par.  Since some of our mortgage backed securities were purchased at a premium or discount that is a significant percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

Interest rates have declined recently, leading to some increase in expected prepayment activity.  However, further declines in interest rates sufficient to significantly elevate prepayment risk from levels currently reflected in the valuations and duration of the mortgage holdings are not expected.  The mortgage backed securities portion of the portfolio totaled approximately 36.4% of total investments as of June 30, 2008.  Of this total, 100% was in agency pass through securities.

Credit Risk

Investments.  Our debt securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. As of June 30, 2008 and December 31, 2007, all of the debt securities in our portfolio were rated investment grade by the NAIC, Standard & Poor’s, Moody’s and Fitch.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

AmCOMP’s management, with the participation of AmCOMP’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of AmCOMP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, AmCOMP’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, AmCOMP’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AmCOMP in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by AmCOMP in the reports that it files or submits under the Exchange Act is accumulated and communicated to AmCOMP’s management, including AmCOMP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in AmCOMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, AmCOMP’s internal control over financial reporting.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of North Palm Beach, State of Florida, on the 8th day of August 2008.

AMCOMP INCORPORATED
(Registrant)

By:	/s/ Fred R. Lowe
Fred R. Lowe
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Kumar Gursahaney
Kumar Gursahaney
Senior Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)